Form 10-Q
period 1996-03-31
EXTENDED STAY AMERICA INC
filed 1996-05-09
CIK 1002579

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               __________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-27360

                               __________________

                          EXTENDED STAY AMERICA, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                    36-3996573
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification Number)

           500 E. BROWARD BOULEVARD, FT. LAUDERDALE, FLORIDA   33394
               (Address of Principal Executive Offices)      (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (954) 713-1600

                               __________________

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                               -------     -------

  At April 30, 1996, the registrant had issued and outstanding an aggregate of 22,853,092 shares of common stock.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EXTENDED STAY AMERICA, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                      MARCH 31,    DECEMBER 31,
                                                                        1996           1995
                                                                    -------------  -------------
                                                                     (UNAUDITED)        (1)
Current assets:
  Cash and cash equivalents......................................   $104,010,918   $123,357,510
  Refundable deposits............................................        621,654        344,064
  Supply inventories.............................................        291,266         92,817
  Prepaid expenses...............................................        366,142        318,541
  Other current assets...........................................         56,768         20,758
                                                                    ------------   ------------
      Total current assets.......................................    105,346,748    124,133,690
                                                                    ------------   ------------
Property and equipment, net......................................     51,658,313     18,205,537
Site deposits and preacquisition costs...........................      3,913,811      1,931,215
Deferred loan costs..............................................      5,294,114      5,293,119
Other assets.....................................................        156,741         55,088
                                                                    ------------   ------------
                                                                    $166,369,727   $149,618,649
                                                                    ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................................  $    925,504   $    670,708
  Accrued salaries and related expenses...........................        67,855        271,230
  Due to related parties..........................................        71,845        133,149
  Other accrued expenses..........................................       440,612        691,117
  Deferred revenue................................................       330,856
  Note payable....................................................                      630,200
                                                                    ------------   ------------
      Total current liabilities...................................     1,836,672      2,396,404
                                                                    ------------   ------------

Commitments
Shareholders' Equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding...............................
  Common stock, $.01 par value, 200,000,000 shares authorized,
   22,853,092 and 22,130,855 shares issued and
   outstanding, respectively......................................       228,531        221,309
  Additional paid in capital......................................   166,041,256    148,308,358
  Accumulated deficit.............................................    (1,736,732)    (1,307,422)
                                                                    ------------   ------------
      Total shareholders' equity..................................   164,533,055    147,222,245
                                                                    ------------   ------------
                                                                    $166,369,727   $149,618,649
                                                                    ============   ============
- - -----------

(1)  Derived from audited financial statements


       See notes to unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                          --------------------------------
                                                          MARCH 31, 1996   MARCH 31, 1995
                                                          ---------------  ---------------
Revenue:
  Room revenue..........................................     $ 1,137,841
  Other revenue.........................................          32,988
                                                             -----------
      Total revenue.....................................       1,170,829
                                                             -----------

Cost and expenses:
  Property operating expenses...........................         442,540
  Corporate operating and property management expenses..       1,580,655      $   195,823
  Site selection costs..................................         823,733           52,778
  Depreciation and amortization.........................         203,343
                                                             -----------      -----------
      Total costs and expenses..........................       3,050,271          248,601
                                                             -----------      -----------
      Loss from operations..............................      (1,879,442)        (248,601)
Interest income.........................................       1,450,132
                                                             -----------      -----------
      Net loss..........................................     $  (429,310)     $  (248,601)
                                                             ===========      ===========
      Net loss per common share.........................     $     (0.02)     $     (0.02)
                                                             ===========      ===========
      Weighted average number of common
       shares outstanding during the period.............      22,467,393       11,489,017
                                                             ===========      ===========



       See notes to unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                --------------------------------
                                                                MARCH 31, 1996   MARCH 31, 1995
                                                                ---------------  ---------------
Cash flows from operating activities:
  Net loss....................................................    $   (429,310)       $(248,601)
  Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
      Depreciation and amortization...........................         203,343
      Write-off of site deposits and preacquisition costs.....         187,418
      Changes in operating assets and liabilities.............         398,299          135,678
                                                                  ------------        ---------
         Net cash provided by (used in) operating
          activities..........................................         359,750         (112,923)
                                                                  ------------        ---------
Cash flows from investing activities:
  Acquisition of extended stay properties.....................        (355,579)
  Additions to property and equipment.........................     (15,356,090)        (281,301)
  Payment for site deposits and preacquisition costs..........      (2,738,578)        (120,086)
  Refunds of deposits on property sites.......................         240,000
  Payments for other assets...................................         (60,746)
                                                                  ------------        ---------
         Net cash used in investing activities................     (18,270,993)        (401,387)
                                                                  ------------        ---------
Cash flows from financing activities:
  Additions to deferred loan costs............................         (21,698)
  Additions to prepaid registration costs.....................         (52,035)
  Proceeds from related party loans...........................                          521,031
  Payment of note payable.....................................        (630,200)
  Payments of initial public offering costs...................        (731,416)
                                                                  ------------        ---------
         Net cash (used in) provided by financing activities..      (1,435,349)         521,031
                                                                  ------------        ---------
(Decrease) increase in cash and cash equivalents..............     (19,346,592)           6,721
Cash and cash equivalents at beginning of period..............     123,357,510
                                                                  ------------        ---------
Cash and cash equivalents at end of period....................    $104,010,918        $   6,721
                                                                  ============        =========
Noncash investing and financing transactions:
  Issuance of common stock for acquisition of extended stay
   properties.................................................    $ 17,852,865
                                                                  ============
  Capitalized or deferred items included in accounts payable
   and accrued liabilities....................................    $    654,639        $ 454,178
                                                                  ============        =========




       See notes to unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996


NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are unaudited and include the accounts of Extended Stay America, Inc. and subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The condensed consolidated balance sheet data at December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Certain previously reported amounts have been reclassified to conform with the current period's presentation.

NOTE 2 -- NET LOSS PER COMMON SHARE

     The net loss per common share amount in the statement of operations for the three months ended March 31, 1996 has been computed in accordance with Accounting Principles Board Opinion (APB) No. 15. The net loss per common share amount for the three months ended March 31, 1995 has been computed in accordance with a Staff Accounting Bulletin (SAB) of the Securities and Exchange Commission. According to the SAB, equity securities, including stock, warrants, options and other potentially dilutive securities, issued within a twelve-month period prior to an initial public offering of common stock must be treated as common stock equivalents when computing earnings per share for all periods presented if the issue price of the common stock or the exercise price of the warrants, options or other potentially dilutive securities is substantially less than the initial public offering price, including loss years where the impact of the incremental shares is anti-dilutive. As permitted by the SAB, the treasury stock method has been used in determining the weighted average number of shares of common stock outstanding during the period presented.

NOTE 3 -- ACQUISITION OF EXTENDED STAY PROPERTIES

     On January 26, 1996, the Company acquired an existing extended stay property from Apartment/Inn, L.P. for approximately $8,324,000 which was paid for by the issuance of 293,629 shares of common stock plus the payment of related expenses of $106,000 in cash.

     On February 23, 1996, the Company acquired two existing extended stay properties from Hometown Inn I, LTD and Hometown Inn II, LTD for approximately $9,603,000 which was paid for by the issuance of 428,608 shares of common stock and $75,000 in cash plus the payment of related expenses of $175,000 in cash.

     These acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the properties are included in the unaudited condensed consolidated statement of operations from the date of acquisition.

     The following unaudited pro forma condensed consolidated statements of operations are presented as if the acquisition of the above properties and the related issuances of shares of common stock had occurred on January 9, 1995 (the date of inception of the Company). The statement for 1995 also is presented as if the acquisition of the Marietta, Georgia extended stay lodging facility in August 1995 had occurred on January 9, 1995 and reflects estimated incremental expenses to operate as a publicly held company as if it were publicly held on the date of inception.


                                                         PRO FORMA FOR THE
                                PRO FORMA FOR THE           PERIOD FROM
                               THREE MONTHS ENDED   JANUARY 9, 1995 (INCEPTION)
                                 MARCH 31, 1996        THROUGH MARCH 31, 1995
                               -------------------  ----------------------------

Total revenue................         $ 1,644,863                   $ 1,186,014
Total costs and expenses.....           3,297,473                     1,262,778
                                      -----------                   -----------
  Loss from operations.......          (1,652,610)                      (76,764)

Interest income..............           1,450,132                    __________
                                      -----------
  Net loss...................         $  (202,478)                  $   (76,764)
                                      ===========                   ===========
  Net loss per common share..              $(0.01)                  $     (0.01)
                                      ===========                   ===========
  Weighted average...........          22,853,092                    12,493,366
                                      ===========                   ===========


NOTE 4 -- RELATED PARTY LEASES

     In the quarter ended March 31, 1996, the Company entered into (i) a 10-year lease for a suite at Joe Robbie Stadium for a base rental of $115,000 per year, subject to certain additional charges and periodic escalation, and (ii) a 3-year lease for a suite at Homestead Motor Sports Complex for a base rental of $53,250 per year, subject to certain additional charges. The Chairman of the Company's Board of Directors owns Joe Robbie Stadium and has an approximately 50% interest in Homestead Motor Sports Complex.


NOTE 5 -- SUBSEQUENT EVENTS

     Subsequent to March 31, 1996, the Company executed two purchase agreements for the acquisition of two lodging facilities, each of which is subject to certain terms and conditions. In addition, the Company received a commitment for a new mortgage facility which is expected to provide up to $300 million in mortgage financing, subject to certain conditions and limitations, for completed facilities. The Company expects that upon completion of this new mortgage facility, it will reduce the size of the existing mortgage facility to $100 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL

     The Company was organized in January 1995 to develop, own, and manage extended stay lodging facilities. The Company began construction of its first lodging facility in Spartanburg, South Carolina on February 1, 1995. This facility was completed and commenced operations in August 1995. The Company's activities during the quarter ended March 31, 1995 consisted of corporate organization, site selection, and site development. The Company did not have operating facilities or other revenue sources during the quarter ended March 31, 1995.

     As of March 31, 1996 the Company had 5 operating facilities, 17 facilities under construction, and options to purchase 64 sites for development in 23 states. The Company expects to complete the construction of the facilities currently under construction and to commence construction on the majority of these sites under option during 1996. There can be no assurances, however, that the Company will complete the acquisition of the sites under option or, if acquired, commence construction during 1996 and the Company's ability to do so may be materially impacted by various factors including zoning, permitting, and environmental due diligence issues and weather-induced construction delays.

     Although the Company expects that the construction and development of new extended stay lodging facilities will be its primary means of expansion, the Company has also made, and may continue making, acquisitions of existing extended stay facilities or other properties that are suitable for conversion to the extended stay concept.

     During the quarter ended March 31, 1996, the Company acquired three operating facilities (two in Norcross, GA and one in Riverdale, GA) and commenced construction on eight additional facilities. On January 26, 1996, the Company acquired substantially all of the assets of Apartment/Inn, L.P. which owned and operated a 196-room economy extended stay lodging facility in Norcross, Georgia. In consideration for the acquisition, the Company issued an aggregate of 293,629 shares of the Company's Common Stock, par value $.01 per share (the "Common Stock. On February 23, 1996, the Company acquired substantially all of the assets of Hometown Inn I, LTD and Hometown Inn II, LTD which owned and operated a 130-room economy extended stay lodging facility in Norcross, Georgia and a 144-room economy extended stay lodging facility in Riverdale, Georgia. In consideration for the acquisition, the Company issued an aggregate of 428,608 shares of Common Stock and paid an additional $75,000 in cash. These acquisitions were accounted for using the purchase method of accounting.

     On April 23, 1996, the Company entered into an agreement to acquire substantially all of the assets of American Apartmen-Tels Investors II, L.P. which owns and operates a 59-room economy extended stay lodging facility in Lenexa, Kansas, for a purchase price of approximately $3.3 million in cash. This purchase includes adjacent land on which the Company intends to build a new 60-room economy extended stay lodging facility. On May 1, 1996, the Company also entered into an agreement to acquire from Kipling Hospitality Enterprises Corporation a 145-room traditional lodging facility located in Lakewood, Colorado, which the Company intends to remodel and convert to the economy extended stay format. The purchase price will be approximately $3.0 million, which the Company expects to pay by delivering shares of Common Stock. The Company will account for these acquisitions using the purchase method of accounting. Consummation of these proposed acquisitions is subject to a number of conditions.

RESULTS OF OPERATIONS

   PROPERTY OPERATIONS

     The Company did not have operating facilities during the quarter ended March 31, 1995. The Company began the quarter ended March 31, 1996 with two operating facilities and acquired three additional operating facilities during that quarter. During the period owned by the Company, these properties realized average occupancy of 90% and average weekly room rates of $198 during the quarter ended March 31, 1996.

     The properties recognized total room revenue of $1,137,841 and other revenues, consisting of telephone and vending revenues which vary based on occupancy, of $32,988 during the quarter ended March 31, 1996. Property operating expenses, consisting of all expenses directly allocable to the operation of the properties, but excluding any allocation of corporate operating expenses and depreciation, were $442,540 or 37.8% of total revenues. Property operating expenses include primarily salaries and wages, telephone, utilities, property taxes, insurance, maintenance, and supply costs.

  Depreciation of the cost of the facilities in the amount of $193,113 was provided using the straight-line method over the estimated useful lives of the properties. The provision for the quarter ended March 31, 1996 reflects a pro-rata allocation of the annual depreciation charge for the period for which the properties were in operation.

CORPORATE OPERATIONS

  Corporate operating and property management expenses include all expenses not directly related to the development or operation of facilities. Expenses of $1,580,655 for the quarter ended March 31, 1996 and $195,823 for the quarter ended March 31, 1995 consist primarily of personnel expenses, professional and consulting fees, and related travel expenses. The increase in corporate operating and property management expenses for the quarter ended March 31, 1996 as compared with the quarter ended March 31, 1995 reflects an increase in personnel and related expenses in connection with the Company's increased level of operating properties and site development. The total amount of these expenses will increase in the future with the development of additional facilities.

  Site selection costs of $823,733 for the quarter ended March 31, 1996 and $52,778 for the quarter ended March 31, 1995 consist of real estate and construction personnel costs which are not directly related to a site that will be developed by the Company, along with expenditures made to third parties for services and costs related to the investigation of such sites. The increase in these costs for the quarter ended March 31, 1996 as compared with the quarter ended March 31, 1995 reflects the increased level of sites under development. These costs will continue in the future and could increase depending on the rate of expansion because the Company's development personnel must evaluate numerous potential sites in an effort to identify sites meeting the Company's standards.

  Depreciation and amortization in the amount of $10,230 were provided during the quarter ended March 31, 1996 using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of the facilities, including primarily organization costs and office furniture and equipment. These assets were acquired subsequent to March 31, 1995 and therefore no provision for depreciation and amortization was made for the quarter ended March 31, 1995.

  The Company realized $1,450,132 of interest income during the quarter ended March 31, 1996 which was primarily attributable to the short-term investment of funds received from the initial capitalization of the Company in the third quarter of 1995 and the consummation of the Company's initial public offering of Common Stock and a concurrent offering of Common Stock to the Company's then existing shareholders on December 19, 1995. There were no funds held for investment by the Company during the quarter ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

  The Company had cash balances of $104,010,918 as of March 31, 1996 compared to $123,357,510 as of December 31, 1995. Substantially all of the cash balances as of December 31, 1995 and March 31, 1996 were invested in an overnight sweep account with a commercial bank which invests in short-term, interest bearing reverse repurchase agreements for U.S. government securities. The market value of the securities held pursuant to the agreements approximates the carrying amount. In consideration for the three existing facilities acquired by the Company in the quarter ended March 31, 1996, the Company issued Common Stock valued at approximately $17.9 million and paid cash, including the payment of related expenses of approximately $356,000. In addition, approximately $15.4 million was used to acquire land and develop and furnish the 17 sites under construction during the quarter. This compares to approximately $281,000 used to develop one property during the first quarter of 1995. A total of approximately $2.7 million, less refunds of site deposits of $240,000, was used for site deposits and preacquisition costs in the three months ended March 31, 1996, compared to approximately $120,000 used for such costs in the comparable prior year period.

  During the quarter ended March 31, 1996, the Company repaid outstanding indebtedness of $630,200 under a note issued in connection with the purchase of land for development. This note was due January 2, 1996 and was repaid from the Company's cash balances. During the first quarter of 1996, the Company also made payments of approximately $731,000 for initial public offering costs. During the first quarter of 1995, the Company received proceeds from related party loans of approximately $521,000.

  The Company expects to finance the construction and development of its lodging facilities principally with its cash balances and with loans under mortgage facilities. The Company has an existing mortgage facility (the "Existing Mortgage Facility") which provides for up to $200 million in loans, subject to certain conditions and limitations, for facilities after completion of construction. The Company has also received a commitment for a new mortgage facility which is expected to provide up to $300 million in mortgage financing, subject to certain conditions and limitations, for completed facilities. The Company expects that upon completion of this new mortgage facility, it will reduce the size of the Existing Mortgage Facility to $100 million.

  The Company in the future may seek to increase the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments. Any debt incurred or issued by the Company may be secured or unsecured, with a fixed or variable interest rate, and may be subject to such terms as the Board of Directors of the Company deems prudent. The Company expects that it will need to procure additional financing over time, although there can be no assurance that such financing will be available when needed.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board ("FASB") has issued Statement No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires the Company to identify properties for which it has committed to an exit plan or which may be otherwise impaired. The fixed assets for such properties must be written down to fair market value. The Company anticipates that the adoption of SFAS 121, required for fiscal years beginning after December 15, 1995, will not result in a reduction of net fixed assets or an increase in expenses in the fiscal year 1996 statement of operations.

  The FASB has also issued Statement No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995. Under SFAS 123, companies are encouraged but not required to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value accounting rules. Companies that choose not to record compensation expense under the new rules will be required to disclose pro forma net income and earnings per share under the new method. The Company has not yet determined the financial statement impact of SFAS 123 and has elected not to recognize the impact of this pronouncement in its fiscal 1995 statement of operations, but will disclose as required in the fiscal 1996 financial statements on a pro forma comparative basis the effect of SFAS 123 on net income and earnings per share.

                                    PART II

                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

(a)  EXHIBITS


     EXHIBIT
     NUMBER                               DESCRIPTION OF EXHIBIT                              PAGE+
     -------                              ----------------------                              -----
     2.2*      Agreement to Purchase Hotel and related agreements dated January 24, 1996 between the Company and John W. Baker and Apartment/Inn, L.P.

     2.3**     Agreement to Purchase Hotel and related agreements dated February 23, 1996 among ESA 0992, Inc., ESA 0993, Inc., Hometown Inn I, LTD, and Hometown
                 Inn II, LTD

     2.4       Agreement to Purchase Hotel and related agreements dated May 1, 1996 among
                 ESA Properties, Inc., Kipling Hospitality Enterprises Corporation, and
                 J. Craig McBride

     10.3      Amended and Restated 1995 Employee Stock Option Plan of the Company

     10.6      1995 Stock Option Plan for Non-Employee Directors of the Company, as amended

     10.10     Amended and Restated 1996 Employee Stock Option Plan of the Company

     10.11     Employment Agreement, dated as of March 18, 1996, between ESA Development,
                 Inc. and Harold E. Wright

     10.13     Homestead Motorsports Complex Executive Suite License Agreement dated
                 February 14, 1996 among The Homestead Motorsports Joint Venture, Miami
                 Motorsports Joint Venture and the Company

     10.14     Joe Robbie Stadium Executive Suite License Agreement dated March 18, 1996 between Robbie Stadium Corporation and the Company

     10.15     Commitment letter for a mortgage facility between the Company and CS First
                 Boston Mortgage Capital Corporation

     11.1      Statement re: Computation of Per Share Loss

     27.1      Financial Data Schedule (for EDGAR filings only)
- - ------------
*   Incorporated by reference to the corresponding exhibit to Post-Effective Amendment No. 1 to the
    Company's registration statement on Form S-1, Registration No. 333-102.

**  Incorporated by reference to the corresponding exhibit to Post-Effective Amendment No. 2 to the
    Company's registration statement on Form S-1, Registration No. 333-102.

+   This information appears only in the manually signed copy of this report.


(b)  REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K dated January 26, 1996 relating to the consummation of the acquisition by the Company of the 196-room economy extended stay lodging facility located in Norcross, Georgia owned by Apartment/Inn, L.P. The Company incorporated by reference in such report the financial statements of Apartment/Inn, L.P. and the Pro Forma Financial Statements of Extended Stay America, Inc. and Subsidiaries and Acquired Companies contained in Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-102).

     The Company filed a report on Form 8-K dated February 23, 1996 relating to the consummation of the acquisition by the Company of the 130-room economy extended stay lodging facility located in Norcross, Georgia and the 144-room economy extended stay lodging facility located in Riverdale, Georgia owned by Hometown Inn I, LTD and Hometown Inn II, LTD. The Company incorporated by reference in such report the financial statements of Hometown Inn I, LTD and Hometown Inn II, LTD and the Pro Forma Financial Statements of Extended Stay America, Inc. and Subsidiaries and Acquired Companies contained in Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 (No. 333-102).

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 1996.


                                            EXTENDED STAY AMERICA, INC.


                                            /s/  Robert A. Brannon
                                            -----------------------------------
                                                 Robert A. Brannon
                                                 Senior Vice President,
                                                 Chief Financial Officer,
                                                 Secretary, and Treasurer
                                                 (Principal Financial Officer)


                                            /s/  Gregory R. Moxley
                                            -----------------------------------
                                                 Gregory R. Moxley
                                                 Vice President--Finance and
                                                 Controller
                                                 (Principal Accounting Officer)