Form 10-Q
period 1996-06-30
EXTENDED STAY AMERICA INC
filed 1996-08-13
CIK 1002579

                       SECURITIES AND EXHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ------------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________ TO __________


                         COMMISSION FILE NUMBER 0-27360

                              ------------------


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

                              ------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
    -------       --------

     At July 31, 1996, the registrant had issued and outstanding an aggregate of 68,070,384 shares of Common Stock.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EXTENDED STAY AMERICA, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                            JUNE 30,       DECEMBER 31,
                                              1996            1995
                                           ------------    ------------
                                           (UNAUDITED)         (1)
Current assets:
  Cash and cash equivalents..............  $352,293,387    $123,357,510
  Refundable deposits....................       152,438         290,214
  Supply inventories.....................       488,503          92,817
  Prepaid expenses.......................       503,724         316,245
  Other current assets...................       842,543          66,871
                                           ------------    ------------
      Total current assets...............   354,280,595     124,123,657
                                           ------------    ------------
Property and equipment, at cost..........    96,663,661      18,336,389
    Less accumulated depreciation........       662,047         130,852
                                           ------------    ------------
                                             96,001,614      18,205,537
Site deposits and preacquisition costs...     6,215,227       1,931,215
Deferred loan costs......................     8,712,102       5,293,119
Other assets.............................       247,831          62,825
                                           ------------    ------------
                                           $465,457,369    $162,727,650
                                           ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.......................  $  2,685,353    $    668,412
  Accrued salaries and related expenses..       332,994         271,230
  Due to related parties.................        79,770         133,149
  Other accrued expenses.................     2,527,070         679,176
  Deferred revenue.......................       561,769          11,941
  Note payable...........................                       630,200
                                           ------------    ------------
      Total current liabilities..........     6,186,956       2,394,108
                                           ------------    ------------

Commitments
Shareholders' equity:
  Preferred stock, $.01 par value,
    10,000,000 shares authorized, no
    shares issued and outstanding........
  Common stock, $.01 par value,
    200,000,000 shares authorized,
    65,600,384 and 44,261,710 shares
    issued and outstanding...............       656,004         442,617
  Additional paid in capital.............   459,936,275     148,087,050
  Accumulated deficit....................    (1,321,866)     (1,307,422)
                                           ------------    ------------
      Total shareholders' equity.........   459,270,413     147,222,245
                                           ------------    ------------
                                           $465,457,369    $149,616,353
                                           ============    ============

- -----------------
(1) Derived from audited financial statements
      See notes to unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                          -----------------------------   -----------------------------
                                          JUNE 30, 1996   JUNE 30, 1995   JUNE 30, 1996   JUNE 30, 1995
                                          -------------   -------------   -------------   -------------
Revenue:
  Room revenue..........................    $ 2,253,785                     $ 3,391,626
  Other revenue.........................         77,823                         110,811
  Management fees.......................                    $    10,064                     $    10,064
                                          -------------   -------------   -------------   -------------
    Total revenue.......................      2,331,608          10,064       3,502,437          10,064
                                          -------------   -------------   -------------   -------------

Cost and expenses:
   Property operating expenses..........        896,075                       1,338,615
   Corporate operating and property
     management expenses................      2,801,562         521,363       5,205,950         769,964
  Depreciation and amortization.........        342,669           2,779         546,012           2,779
                                          -------------   -------------   -------------   -------------
     Total costs and expenses...........      4,040,306         524,142       7,090,577         772,743
                                          -------------   -------------   -------------   -------------
     Loss from operations...............     (1,708,698)       (514,078)     (3,588,140)       (762,679)
Interest income.........................      2,123,564                       3,573,696
                                          -------------   -------------   -------------   -------------
     Net income (loss)..................    $   414,866     $  (514,078)    $   (14,444)    $  (762,679)
                                          =============   =============   =============   =============
     Net income (loss) per common share     $      0.01     $     (0.02)    $     (0.00)    $     (0.03)
                                          =============   =============   =============   =============
     Weighted average common shares
       outstanding......................     52,598,873      22,978,034      48,126,580      22,978,034
                                          =============   =============   =============   =============

       See notes to unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                -----------------------------
                                                JUNE 30, 1996   JUNE 30, 1995
                                                -------------   -------------
Cash flows from operating activities:
  Net loss....................................   $   (14,444)    $  (762,679)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
      Depreciation and amortization...........       546,012           2,779
      Write-off of site deposits and
        preacquisition costs..................       382,950
      Changes in operating assets and
        liabilities...........................       767,458         291,299
                                                 -----------     -----------
          Net cash provided by (used in)
            operating activities..............     1,681,976        (468,601)
                                                 -----------     -----------
Cash flows from investing activities:
  Acquisition of extended stay properties.....    (3,746,346)
  Additions to property and equipment.........   (49,175,779)     (1,878,767)
  Payment for site deposits and
    preacquisition costs......................    (4,567,545)       (568,890)
  Payments for other assets...................      (158,365)        (28,036)
                                                 -----------     -----------
      Net cash used in investing activities...   (57,648,035)     (2,475,693)
                                                 -----------     -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock......   289,023,856           2,000
  Additions to deferred loan costs............    (3,439,686)
  Additions to prepaid registration costs.....       (52,034)
  Proceeds from related party loans...........                     4,183,196
  Payments of related party loans.............                    (1,207,065)
  Payment of note payable.....................      (630,200)
                                                 -----------     -----------
    Net cash provided by financing activities.   284,901,936       2,978,131
                                                 -----------     -----------
Increase in cash and cash equivalents.........   228,935,877          33,837
Cash and cash equivalents at beginning of
  period......................................   123,357,510
                                                 -----------     -----------
Cash and cash equivalents at end of period....  $352,293,387     $    33,837
                                                ============     ===========
Noncash investing and financing transactions:
  Issuance of common stock for acquisition
    of extended stay properties...............  $ 22,422,120
                                                ============
  Capitalized or deferred items included in
    accounts payable and accrued liabilities..  $  3,868,406     $   974,868
                                                ============     ===========

       See notes to unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996


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

  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

  On May 9, 1996, the Board of Directors of the Company declared a 2-for-1 stock split effected in the form of a stock dividend payable on July 19, 1996 to shareholders of record as of the close of business on July 5, 1996.
Accordingly, Common Stock outstanding or issued, the weighted average number of common and common equivalent shares and per share amounts have been retroactively adjusted to give effect to the stock split.

  Certain previously reported amounts have been reclassified to conform with the current period's presentation.

NOTE 2 -- EARNINGS PER COMMON SHARE

  The net income or net loss per common share amount in the statement of operations for the three-month and six-month periods ended June 30, 1996 has been computed in accordance with Accounting Principles Board Opinion (APB) No.
15. The net loss per common share amount for the three-month and six-month periods ended June 30, 1995 has been computed in accordance with a Staff Accounting Bulletin (SAB) of the Securities and Exchange Commission. According to the SAB, equity securities, including stock, warrants, options and other potentially dilutive securities, issued within a twelve-month period prior to an initial public offering of Common Stock must be treated as Common Stock equivalents when computing earnings per share for all periods presented if the issue price of the Common Stock or the exercise price of the warrants, options or other potentially dilutive securities is substantially less than the initial public offering price, including loss years where the impact of the incremental shares is anti-dilutive. As permitted by the SAB, the treasury stock method has been used in determining the weighted average number of shares of Common Stock outstanding during the period presented.

NOTE 3 -- ACQUISITION OF EXTENDED STAY PROPERTIES

  On January 26, 1996, the Company acquired an existing extended stay property from Apartment/Inn, L.P. for approximately $8,324,000 which was paid for by the issuance of 587,258 shares of its Common Stock, par value $.01 per share ("Common Stock") plus the payment of related expenses of $106,000 in cash.

  On February 23, 1996, the Company acquired two existing extended stay properties from Hometown Inn I, LTD and Hometown Inn II, LTD for approximately $9,603,000 which was paid for by the issuance of 857,216 shares of Common Stock and $75,000 in cash plus the payment of related expenses of $175,000 in cash.

  On June 25, 1996, the Company acquired an existing extended stay property from Apartment Inn Partners/Gwinnett, L.P. for approximately $5,100,000 which was paid for by the issuance of 344,200 shares of Common Stock and approximately $23,000 in cash.

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

                                                           PRO FORMA FOR THE
                                                              PERIOD FROM
                               PRO FORMA FOR THE SIX        JANUARY 9, 1995
                                 MONTHS ENDED JUNE        (INCEPTION) THROUGH
                                     30, 1996                JUNE 30, 1995
                               ---------------------      -------------------

Total revenue................       $ 4,628,629               $ 3,104,270
Total costs and expenses.....         7,716,276                 3,179,544
                                    -----------               -----------
  Loss from operations.......        (3,087,647)                  (75,274)

Interest income..............         3,573,696
                                    -----------               -----------
  Net income (loss) before
    income taxes.............           486,049                   (75,274)
Provision for income taxes...           190,000
                                    -----------               -----------
  Net income (loss)..........       $   296,049               $   (75,274)
                                    ===========               ===========
  Net income (loss) per
    common share.............       $      0.01               $     (0.00)
                                    ===========               ===========
  Weighted average common
    shares outstanding.......        48,337,656                25,345,170
                                    ===========               ===========

NOTE 4 -- OTHER MATTERS

  Subsequent to December 31, 1995, the Company entered into (i) a 10-year lease for a suite at Joe Robbie Stadium for a base rental of $115,000 per year, subject to certain additional charges and periodic escalation, and (ii) a 3-year lease for a suite at Homestead Motor Sports Complex for a base rental of $53,250 per year, subject to certain additional charges. The Chairman of the Company's Board of Directors owns Joe Robbie Stadium and has an approximately 50% interest in Homestead Motor Sports Complex.

  In May 1996 the Company executed a mortgage facility to provide up to $300 million in mortgage financing, subject to certain conditions and limitations, for completed facilities. In connection with the establishment of this new facility, a then-existing mortgage facility was reduced from $200 million to $100 million.

  On June 5, 1996 the Company completed the sale of 19,550,000 shares of Common Stock in an underwritten public offering at a price to the public of $15.50 per share. The net proceeds to the Company were approximately $290 million after the deduction of underwriting discounts and commissions and other offering expenses.

NOTE 5 -- SUBSEQUENT EVENTS

  On July 9, 1996, the Company acquired four extended stay properties from four related sellers for approximately $34,000,000 which was paid for by the issuance of 2,470,000 shares of Common Stock and approximately $500,000 in cash. The Company also assumed liabilities aggregating approximately $470,000 under certain leases for personal property.

  On July 29, 1996, the Company acquired a traditional lodging facility from Kipling Hospitality Enterprise Corporation for approximately $3,025,000 which the Company intends to remodel and convert to the economy extended stay format. In consideration for this facility, the Company issued 200,000 shares of Common Stock and paid an additional $24,500 in cash.

  These acquisitions will be accounted for using the purchase method of accounting and, accordingly, the results of operations of the properties will be included in the unaudited condensed consolidated statement of operations from the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company was organized in January 1995 to develop, own and manage extended stay lodging facilities. The Company began construction of its first lodging facility in Spartanburg, South Carolina on February 1, 1995. This facility was completed and commenced operations in August 1995. The Company's activities during the quarter and six months ended June 30, 1995 consisted primarily of corporate organization, site selection, and site development. The Company did not have operating facilities during the quarter or six months ended June 30, 1995. On May 1, 1995 the Company contracted to manage an extended stay facility in Marietta, Georgia which was subsequently acquired by the Company on August 18, 1995.

  The Company completed construction of 2 properties, acquired 2 operating properties, and commenced construction on 21 properties during the quarter ended June 30, 1996. For the six months ended June 30, 1996, the Company completed construction of 2 properties, acquired 5 operating properties, and commenced construction on 29 properties. As of June 30, 1996 the Company had 9 operating facilities, 36 facilities under construction and options to purchase 83 sites for development in 31 states. The Company expects to complete the construction of the facilities currently under construction at various dates during 1996 and early 1997 and to commence construction on more than 30 of the sites under option during 1996. There can be no assurances, however, that the Company will complete the acquisition of the sites under option or, if acquired, commence construction on them. The Company's ability to complete the acquisition of the sites under option or commence construction may be materially impacted by various factors including zoning, permitting, environmental due diligence issues and weather-induced construction delays.

  Although the Company expects that the construction and development of new extended stay lodging facilities will be its primary means of expansion, the Company has also made, and may continue making, acquisitions of existing extended stay facilities or other properties that are suitable for conversion to the extended stay concept.

  As indicated above, the Company acquired two operating facilities during the quarter ended June 30, 1996. On May 10, 1996, the Company acquired a 59-room extended stay lodging facility and adjacent land on which the Company intends to build a new 60-room economy extended stay lodging facility in Lenexa, Kansas, for a purchase price of approximately $3.3 million in cash. On June 25, 1996, the Company acquired a 126-room economy extended stay lodging facility in Lawrenceville, Georgia for which the Company issued 344,200 shares of Common Stock and paid an additional $23,000 in cash. These acquisitions were accounted for using the purchase method of accounting.

  On May 1, 1996, the Company entered into an agreement to acquire a 145-room traditional lodging facility located in Lakewood, Colorado, which the Company intends to remodel and convert to the economy extended stay format. The Company closed on the purchase of this facility on July 29, 1996. In consideration for this facility, the Company issued 200,000 shares of Common Stock and paid an additional $24,500 in cash. On June 26, 1996, the Company entered into agreements to acquire four extended stay lodging facilities in Las Vegas, Nevada. The Company closed on the purchase of these facilities on July 9, 1996. Each of the facilities is managed by M & M Development, with which the Company entered into a two-year consulting agreement with a fee of $120,000 per year.
In consideration for these facilities, the Company issued 2,470,000 shares of its Common Stock and paid an additional $500,000 in cash. The Company also assumed liabilities aggregating approximately $470,000 under certain leases for personal property. The Company will account for these acquisitions using the purchase method of accounting.

RESULTS OF OPERATIONS

 PROPERTY OPERATIONS

  The Company did not have operating facilities during the quarter or six months ended June 30, 1995. The Company began the quarter ended June 30, 1996 with five operating facilities. The Company completed construction and commenced operations of 2 properties and acquired 2 operating properties during the quarter ended June 30, 1996. The nine properties realized average occupancy of 82% and average weekly room rates of $219 for the periods owned and operated by the Company during the quarter ended June 30, 1996. For the six months ended June 30, 1996, the Company's operating properties realized average occupancy of 85% and average weekly room rates of $212, for the periods owned and operated by the Company. The decline in occupancy rates for the quarter ended June 30, 1996 is primarily attributable to the addition of two new properties which require a period of time to obtain stabilized occupancy. It is expected that the Company's average occupancy will continue to decline for the remainder of 1996 due to the addition of new properties. The increase in average weekly room rates for the quarter ended June 30, 1996 was also primarily due to the addition of new properties, both newly constructed and acquired, in markets with higher standard weekly rates. Changes in average weekly rates for the remainder of 1996 will depend primarily upon the geographic dispersion of properties opened.

  The operating properties recognized total revenue of $2,331,608 and $3,502,437 for the quarter and six months, respectively, ended June 30, 1996. Property operating expenses, consisting of all expenses directly allocable to the operation of the properties, but excluding any allocation of corporate operating expenses and depreciation, were $896,075 (38.4% of total revenue) and $1,338,615 (38.2% of total revenue) for the quarter and six months, respectively, ended June 30, 1996. Property operating expenses include, primarily, salaries and wages, telephone, utilities, property taxes, insurance, maintenance and supply costs.

  Depreciation and amortization of the cost of the facilities and other assets in the amounts of $332,882 and $525,913 for the quarter and six months, respectively, ended June 30, 1996, was provided using the straight-line method over the estimated useful lives of the assets. These provisions reflect a prorata allocation of the annual depreciation and amortization charge for the period for which the properties were in operation.

 CORPORATE OPERATIONS

  Corporate operating and property management expenses include all expenses not directly related to the development or operation of facilities. Expenses of $2,801,562 for the quarter ended June 30, 1996 and $521,363 for the quarter ended June 30, 1995 consist primarily of personnel expenses, professional and consulting fees, and related travel expenses, including costs that are not directly related to a site that will be developed by the Company. The increase in corporate operating and property management expenses for the quarter ended June 30, 1996 as compared with the quarter ended June 30, 1995 reflects an increase in personnel and related expenses in connection with the Company's increased level of operating properties and site development. Similarly, these expenses increased from $769,964 for the six months ended June 30, 1995 to $5,205,950 for the six months ended June 30, 1996. The total amount of these expenses will increase in the future with the development of additional facilities.

  The Company realized interest income of $2,123,564 and $3,573,696 for the quarter and six months, respectively, ended June 30, 1996. This interest income was primarily attributable to the short-term investment of funds received from offerings of the Company's Common Stock in August 1995, December 1995 and May 1996. There were no funds held for investment by the Company during the quarter and six months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

  The Company had cash balances of $352,293,387 as of June 30, 1996 compared to $33,837 as of June 30, 1995. Substantially all of the cash balances as of June 30, 1996 were invested, utilizing domestic commercial banks, in commercial paper with maturities of less than sixty days and with credit ratings of A1/P1 or greater. The market value of the securities held approximates the carrying amount. On May 9, 1996, the Board of Directors of the Company declared a 2-for-1 stock split effected in the form of a stock dividend payable on July 19, 1996 to shareholders of record as of the close of business on July 5, 1996 (the "Stock Split"). Accordingly, all shares and share prices included herein have been retroactively adjusted to give effect to the Stock Split. On June 5, 1996, the Company completed an underwritten public offering of its Common Stock, consisting of 19,550,000 shares of Common Stock at a price to the public of $15.50 per share. The net proceeds to the Company from this offering were approximately $290 million after the deduction of underwriting discounts and commissions and other offering expenses.

During the six months ended June 30, 1996, the Company acquired five extended stay lodging properties, completed construction of two facilities and had 36 facilities under construction at June 30, 1996. In consideration for the five acquired properties, the Company issued shares of its Common Stock valued at $22,422,120 and paid cash of $3,746,346. During the six months ended June 30, 1996, a total of $49,175,779 was used for property and equipment for the two completed facilities, the 36 facilities under construction and improvements to the five acquired facilities. This compares to $1,878,767 used to develop one property during the first six months of 1995. A total of $4,567,545 was used for site deposits and preacquisition costs in the six months ended June 30, 1996 compared to $568,890 used for such costs in the comparable period of 1995, reflecting the increased level of development activity.

  During the six months ended June 30, 1996, the Company received proceeds from the issuance of its Common Stock aggregating $289,023,856 and made payments for deferred loan costs of $3,439,686. In addition, the Company repaid outstanding indebtedness of $630,200 under a note issued in connection with the purchase of land for development. This note was due January 2, 1996 and was repaid from the Company's cash balances. During the six months ended June 30, 1995, the Company received proceeds from related party loans of $4,183,196 and made payments against such loans of $1,207,065. These loans were used to fund the development of one property and for working capital needs.

  The Company expects to finance the construction and development of its lodging facilities principally with its cash balances and with loans under mortgage facilities. At the beginning of the quarter ended June 30, 1996, the Company had a credit facility agreement providing up to $200 million in mortgage financing for completed facilities, subject to certain conditions and limitations. On May 17, 1996, the Company entered into an additional credit facility agreement which provides up to $300 million in mortgage financing, subject to certain conditions and limitations, for completed facilities. On May 24, 1996, the Company reduced the size of the original mortgage facility from $200 million to $100 million. As a result of these transactions during the quarter ended June 30, 1996, the Company has two credit facility agreements which provide for a total of $400 million in mortgage financing. No advances had been made under either facility as of June 30, 1996.

  In the future, the Company may seek to increase the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments. Any debt incurred or issued by the Company may be secured or unsecured, with a fixed or variable interest rate, and may be subject to such terms as the Board of Directors of the Company deems prudent. The Company expects that it will need to procure additional financing over time, although there can be no assurance that such financing will be available when needed.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

  The statements contained in this Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, among other things, the Company's limited operating history and uncertainty as to the Company's future profitability; the ability to meet construction and development schedules and budgets; the ability to develop and implement operational and financial systems to manage rapidly growing operations; the uncertainty as to the consumer demand for economy extended stay lodging; increasing competition in the extended stay lodging market; the ability to integrate and successfully operate acquired properties and the risks associated with such properties; the ability to obtain financing on acceptable terms to finance the Company's growth strategy; and general economic conditions as they may impact the overall lodging industry.

                                    PART II

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following summarizes the votes at the Annual Meeting of the Company's shareholders held on May 9, 1996 and does not give effect to the 2-for-1 stock split paid on July 19, 1996 to shareholders of record on July 5, 1996:

Matter                                For           Against        Abstain       Non-Vote      Shares Voted
- ------                                ---           -------        -------       --------      ------------
Election of Directors -

H. Wayne Huizenga                  20,586,167          --            4,145          --          20,590,312
George D. Johnson, Jr.             20,586,217          --            4,095          --          20,590,312
Donald F. Flynn                    20,586,117          --            4,195          --          20,590,312
Stewart H. Johnson                 20,586,217          --            4,095          --          20,590,312
John J. Melk                       20,586,217          --            4,095          --          20,590,312
Peer Pederson                      20,586,217          --            4,095          --          20,590,312

Matter                                For           Against        Abstain       Non-Vote      Shares Voted
- ------                                ---           -------        -------       --------      ------------
Ratification of the
 Appointment of Coopers &
 Lybrand L.L.P as
 Independent Auditors for
 the Company for 1996              20,575,436        13,445          1,431          --          20,590,312

Matter                                For           Against        Abstain       Non-Vote      Shares Voted
- ------                                ---           -------        -------       --------      ------------
Approval of the Extended
 Stay America, Inc.
 Amended and Restated 1996         18,453,781       358,805          7,946       1,769,780      20,590,312
 Employee Stock Option Plan

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a)  EXHIBITS

   EXHIBIT
   NUMBER                           DESCRIPTION OF EXHIBIT
   ------                           ----------------------
    2.1    Agreement to Purchase Hotel and related agreements dated May 1, 1996 among ESA Properties, Inc., Kipling Hospitality Enterprises
             Corporation, and J. Craig McBride (incorporated by reference to
             Exhibit 2.4 to the Company's Report on Form 10-Q for the quarter ended March 31, 1996)

    2.2 Agreement to Purchase Hotel dated as of June 21, 1996 and related agreements among the Company, ESA 0996, Inc., Apartment Inn
             Partners/Gwinnett, L.P., and Rosa Dziewienski Pajonk (incorporated by reference to Exhibit 2.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-102))

    2.3 Agreements to Purchase Hotels dated as of June 25, 1996 and related agreements among the Company, ESA Properties, Inc., Boulder Manor,
             Inc., Melrose Suites, Inc., St. Louis Manor, Inc., and Michael J.
             Mona, Jr. and Dean O'Bannon (incorporated by reference to Exhibit
             2.6 to the Company's Registration Statement on Form S-1
             (Registration No. 333-102))

   10.1(a) Commitment letter for a mortgage facility between the Company and CS
             First Boston Mortgage Capital Corporation ("CSFBMC") (incorporated by reference to Exhibit 10.15 to the Company's Report on Form 10-Q for the quarter ended March 31, 1996)

   10.1(b) Credit Facility Agreement dated May 24, 1996, between the Company and
             CSFBMC (incorporated by reference to Rxhibit 10.15(b) to the Company's Registration Statement on Form S-1 (Registration No.
             333-102))

   11.1    Statement re: Computation of Earnings Per Share

   27.1    Financial Data Schedule (for EDGAR filings only)

(b)  REPORTS ON FORM 8-K

  The Company filed a report on Form 8-K dated June 25, 1996 relating to the consummation of the acquisition by the Company of the 126-room economy extended stay lodging facility located in Lawrenceville, Georgia owned by Apartment Inn Partners/Gwinnett, L.P. The Company incorporated by reference in such report the financial statements of Apartment Inn Partners/Gwinnett, L.P. and the Pro Forma Financial Statements of Extended Stay America, Inc. and Subsidiaries and Acquired Companies contained in Post-Effective Amendment No. 4 to the Company's Registration Statement on Form S-1 (No. 333-102).

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1996.

                         EXTENDED STAY AMERICA, INC.


                              /s/ Robert A. Brannon
                            ----------------------------------------------------
                                 Robert A. Brannon
                                 Senior Vice President, Chief Financial Officer, Secretary, and Treasurer
                                 (Principal Financial Officer)


                              /s/ Gregory R. Moxley
                            ----------------------------------------------------
                                  Gregory R. Moxley
                                  Vice President--Finance and Controller
                                  (Principal Accounting Officer)