Form 10-Q
period 1996-09-30
EXTENDED STAY AMERICA INC
filed 1996-11-14
CIK 1002579

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________ TO __________


                        COMMISSION FILE NUMBER 0-27360

                                --------------

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

                                --------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

     At October 31, 1996, the registrant had issued and outstanding an aggregate of 68,278,484 shares of Common Stock.

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EXTENDED STAY AMERICA, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    ASSETS

                                                SEPTEMBER 30,   DECEMBER 31,
                                                     1996           1995
                                                -------------   ------------
                                                 (Unaudited)        (1)
Current assets:
 Cash and cash equivalents....................       $294,398       $123,358
 Refundable deposits..........................            658            290
 Supply inventories...........................          1,239             93
 Prepaid expenses.............................            232            316
 Other current assets.........................          1,224             67
                                                     --------       --------
    Total current assets......................        297,751        124,124
                                                     --------       --------
Property and equipment, at cost...............        189,217         18,336
 Less accumulated depreciation................         (1,530)          (131)
                                                     --------       --------
                                                      187,687         18,205
Site deposits and preacquisition costs........          8,430          1,931
Deferred loan costs...........................          9,005          5,293
Other assets..................................            652             63
                                                     --------       --------
                                                     $503,525       $149,616
                                                     ========       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable.............................       $  1,191       $    668
 Accrued salaries and related expenses........            851            271
 Due to related parties.......................             85            133
 Other accrued expenses.......................          5,960            679
 Deferred revenue.............................            186             12
 Note payable.................................                           630
                                                     --------       --------
    Total current liabilities.................          8,273          2,393
                                                     --------       --------

Deferred income taxes.........................            966

Commitments
Shareholders' equity:
 Preferred stock, $.01 par value, 10,000,000
  shares authorized, no shares issued and
  outstanding ................................
 Common stock, $.01 par value, 200,000,000
  shares authorized, 68,273,384 and
  44,261,710 shares issued and outstanding....            683            443
 Additional paid - in capital.................        492,632        148,087
 Retained earnings (accumulated deficit)......            971         (1,307)
                                                     --------       --------
    Total shareholders' equity................        494,286        147,223
                                                     --------       --------
                                                     $503,525       $149,616
                                                     ========       ========

---------------
(1)  Derived from audited financial statements.

    See notes to the unaudited condensed consolidated financial statements.

                          EXTENDED STAY AMERICA, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                             -----------------------------   -----------------------------
                                             SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                 1996             1995            1996            1995
                                             ------------    -------------   -------------   -------------
Revenue:
 Room revenue................................   $ 5,261          $  272          $ 8,653         $   272
 Other revenue...............................       149              15              260              15
 Management fees.............................                         8                               18
                                                -------         -------          -------         -------
    Total revenue............................     5,410             295            8,913             305
                                                -------         -------          -------         -------

Cost and expenses:
 Property operating expenses.................     2,250             129            3,588             129
 Corporate operating and property............     3,500             742            8,706           1,512
  management expenses...........
 Depreciation and amortization...............       883              49            1,430              51
                                                -------         -------          -------         -------
    Total costs and expenses.................     6,633             920           13,724           1,692
                                                -------         -------          -------         -------
    Loss from operations.....................    (1,223)           (625)          (4,811)         (1,387)
Interest income..............................     4,482             134            8,056             134
                                                -------         -------          -------         -------
    Net income (loss) before income taxes....     3,259            (491)           3,245          (1,253)
 Provision for income taxes..................       966                              966
                                                -------         -------          -------         -------
    Net income (loss)........................   $ 2,293         $  (491)         $ 2,279         $(1,253)
                                                =======         =======          =======         =======
    Net income (loss) per common share.......   $  0.03         $ (0.02)         $  0.04         $ (0.05)
                                                =======         =======          =======         =======
    Weighted average common
     shares outstanding......................    69,065          22,978           55,908          22,978
                                                =======         =======          =======         =======

    See notes to the unaudited condensed consolidated financial statements.

                          EXTENDED STAY AMERICA, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       NINE MONTHS ENDED
                                                ------------------------------
                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                      1996            1995
                                                --------------   -------------
Cash flows from operating activities:
  Net income (loss)...........................  $    2,279       $  (1,253)
  Adjustments to reconcile net income
   (loss) to net cash provided
   by (used in) operating activities:
     Depreciation and amortization............       1,429              51
     Write-off of site deposits and
     preacquisition costs.....................         743             188
     Increase in deferred income taxes........         966
     Changes in operating assets and
      liabilities.............................        (364)            521
                                                ----------       ---------
          Net cash provided by (used in)
           operating activities...............       5,053            (493)
                                                ----------       ---------
Cash flows from investing activities:
  Acquisition of extended stay
   properties.................................      (4,271)         (2,343)
  Additions to property and equipment.........    (106,301)         (5,729)
  Payment for site deposits and
   preacquisition costs.......................      (7,370)           (922)
  Payments for other assets...................        (595)            (73)
                                                ----------       ---------
          Net cash used in investing
           activities.........................    (118,537)         (9,067)
                                                ----------       ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock......     288,939          27,752
  Additions to deferred loan costs............      (3,733)            (57)
  Additions to prepaid registration
   costs......................................         (52)
  Proceeds from related party loans...........                       6,135
  Payments of related party loans.............                      (6,135)
  Payment of note payable.....................        (630)
                                                ----------       ---------
          Net cash provided by financing
           activities.........................     284,524          27,695
                                                ----------       ---------
Increase in cash and cash equivalents.........     171,040          18,135
Cash and cash equivalents at beginning
 of period....................................     123,358
                                                ----------       ---------
Cash and cash equivalents at end of
 period.......................................  $  294,398       $  18,135
                                                ==========       =========
Noncash investing and financing
 transactions:
  Issuance of common stock for
   acquisition of extended stay
    properties................................  $   55,272       $   1,700
                                                ==========       =========
  Issuance of common stock for notes
   receivable from shareholders...............                   $  28,050
                                                                 =========
  Capitalized or deferred items
   included in accounts payable and
    accrued liabilities.......................  $    5,848       $     385
                                                ==========       =========
  Note payable for the purchase of
   property site..............................                   $     630
                                                                 =========


     See notes to the unaudited condensed consolidated financial statements.

                          EXTENDED STAY AMERICA, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996


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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     On May 9, 1996, the Board of Directors of the Company declared a 2-for-1 stock split of the Company's common stock, par value $.01 per share (the "Common Stock), effected in the form of a stock dividend payable on July 19, 1996, to shareholders of record as of the close of business on July 5, 1996. Accordingly, Common Stock outstanding or issued, the weighted average number of common and common equivalent shares and per share amounts have been retroactively adjusted to give effect to the stock split.

     Certain previously reported amounts have been reclassified to conform with the current period's presentation.

NOTE 2 -- EARNINGS PER COMMON SHARE

     The net income per common share amount in the statement of operations for the three-month and nine-month periods ended September 30, 1996 has been computed in accordance with Accounting Principles Board Opinion (APB) No. 15. The net loss per common share amount for the three-month and nine-month periods ended September 30, 1995 has been computed in accordance with a Staff Accounting Bulletin (SAB) of the Securities and Exchange Commission. According to the SAB, equity securities, including stock, warrants, options and other potentially dilutive securities, issued within a twelve-month period prior to an initial public offering of Common Stock must be treated as Common Stock equivalents when computing earnings per share for all periods presented if the issue price of the Common Stock or the exercise price of the warrants, options or other potentially dilutive securities is substantially less than the initial public offering price, including loss years where the impact of the incremental shares is anti-dilutive. As permitted by the SAB, the treasury stock method has been used in determining the weighted average number of shares of Common Stock outstanding during the period presented.

NOTE 3 -- ACQUISITION OF EXTENDED STAY PROPERTIES

     On January 26, 1996, the Company acquired an existing extended stay property from Apartment/Inn, L.P. for approximately $8.3 million which was paid for by the issuance of 587,258 shares of its Common Stock plus the payment of related expenses of $106,000 in cash.

     On February 23, 1996, the Company acquired two existing extended stay properties from Hometown Inn I, LTD and Hometown Inn II, LTD for approximately $9.6 million which was paid for by the issuance of 857,216 shares of Common Stock and $75,000 in cash plus the payment of related expenses of $175,000 in cash.

     On June 25, 1996, the Company acquired an existing extended stay property from Apartment Inn Partners/Gwinnett, L.P. for approximately $5.1 million which was paid for by the issuance of 344,200 shares of Common Stock and approximately $23,000 in cash.

     On July 9, 1996, the Company acquired four extended stay properties from four related sellers for approximately $34.0 million which was paid for by the issuance of 2,470,000 shares of Common Stock and approximately $500,000 in cash. The Company also assumed liabilities aggregating approximately $470,000 under certain leases for personal property.

     On July 29, 1996, the Company acquired a traditional lodging facility from Kipling Hospitality Enterprise Corporation for approximately $3.0 million, which the Company is in the process of remodeling to the economy extended stay format. In consideration for this facility, the Company issued 200,000 shares of Common Stock and paid an additional $25,000 in cash.

     These acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the properties are included in the unaudited condensed consolidated statement of operations from the date of acquisition.

     The following unaudited pro forma condensed consolidated statements of operations are presented as if the acquisition of the above properties and the related issuances of shares of Common Stock had occurred on January 9, 1995, (the date of inception of the Company). The statement for 1995 also is presented as if the acquisition of the Marietta, Georgia extended stay lodging facility in August 1995 had occurred on January 9, 1995, and reflects estimated incremental expenses to operate as a publicly held company as if it were publicly held on the date of inception.


                                                                                  Pro Forma for the period
                                                       Pro forma for the            from January 9, 1995
                                                       nine months ended            (inception) through
                                                       September 30, 1996           September  30, 1995
                                                       ------------------         ------------------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenue...................................           $    14,126                     $     10,573
Total costs and expenses........................                16,320                            8,883
                                                           -----------                     ------------
     (Loss) income from operations..............                (2,194)                           1,690
Interest income.................................                 8,055                              134
                                                           -----------                     ------------
     Net income before income taxes.............                 5,861                            1,824
Provision for income taxes......................                 2,286                              711
                                                           -----------                     ------------
     Net income.................................           $     3,575                     $      1,113
                                                           ===========                     ============
     Net income per common share................           $      0.06                     $       0.04
                                                           ===========                     ============
     Weighted average common shares outstanding.                58,423                           28,396
                                                           ===========                     ============

NOTE 4 - INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income primarily as a result of the impact of state and local income taxes and the expected utilization of the net operating loss carryforwards in the current year for which a valuation allowance had previously been provided.

NOTE 5 -- OTHER MATTERS

     In 1996, the Company entered into (i) a 10-year lease for a suite at Pro Player Stadium (formerly Joe Robbie Stadium) for a base rental of $115,000 per year, subject to certain additional charges and periodic escalation, and (ii) a 3-year lease for a suite at Homestead Motor Sports Complex for a base rental of approximately $53,000 per year, subject to certain additional charges. The Chairman of the Company's Board of Directors owns Pro Player Stadium and has an approximate 50% interest in Homestead Motor Sports Complex.

     In May 1996, the Company executed a mortgage facility to provide up to $300 million in mortgage financing, subject to certain conditions and limitations, for completed facilities. In connection with the establishment of this new facility, a then-existing mortgage facility was reduced from $200 million to $100 million.

     On June 5, 1996, the Company completed the sale of 19,550,000 shares of Common Stock in an underwritten public offering at a price to the public of $15.50 per share. The net proceeds to the Company were approximately $289 million after the deduction of underwriting discounts and commissions and other offering expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company was organized in January 1995 to develop, own and manage extended stay lodging facilities. The Company began construction of its first lodging facility in Spartanburg, South Carolina on February 1, 1995. This facility was completed and commenced operations in August 1995. On May 1, 1995, the Company contracted to manage an extended stay facility in Marietta, Georgia which was acquired by the Company on August 18, 1995. In addition to activities associated with these two operating facilities, the Company's activities during the quarter and nine months ended September 30, 1995, consisted primarily of corporate organization, site selection, and site development.

     During the quarter ended September 30, 1996, the Company completed construction of 11 properties, acquired 4 operating properties and commenced construction on 16 additional properties including one facility which was acquired during the quarter and closed for renovation. For the nine months ended September 30, 1996, the Company completed construction of 13 properties, acquired 9 operating properties, and commenced construction on 45 properties. As of September 30, 1996, the Company had 24 operating facilities, 41 facilities under construction and options to purchase 119 sites for development in 31 states. The Company expects to complete the construction of the facilities currently under construction at various dates during 1996 and 1997 and to commence construction on more than 15 of the sites under option during the remainder of 1996. There can be no assurances, however, that the Company will complete the acquisition of the sites under option or, if acquired, commence construction on them. The Company's ability to complete the acquisition of the sites under option or commence construction may be materially impacted by various factors including zoning, permitting, environmental due diligence issues and weather-induced construction delays.

     Although the Company expects that the construction and development of new extended stay lodging facilities will be its primary means of expansion, the Company has also made, and may continue making, acquisitions of existing extended stay facilities or other properties that are suitable for conversion to the extended stay concept.

     As indicated above, the Company acquired four operating facilities and one facility which was closed for renovation during the quarter ended September 30, 1996. On July 9, 1996, the Company acquired four extended stay lodging facilities in Las Vegas, Nevada. Each of the facilities in Las Vegas was managed by M & M Development, with which the Company entered into a two-year consulting agreement with a fee of $120,000 per year. In consideration for these facilities, the Company issued 2,470,000 shares of its Common Stock and paid an additional $500,000 in cash. The Company also assumed liabilities aggregating approximately $470,000 under certain leases for personal property. On July 29, 1996, the Company acquired a 145-room traditional lodging facility located in Lakewood, Colorado. The Company closed this facility on August 28 for the purpose of remodeling and converting it to the economy extended stay format. In consideration for this facility, the Company issued 200,000 shares of Common Stock and paid an additional $25,000 in cash. These acquisitions were accounted for using the purchase method of accounting.

RESULTS OF OPERATIONS

 PROPERTY OPERATIONS

     As discussed above, the Company completed construction and commenced operating its first lodging facility in Spartanburg, South Carolina in August 1995. On August 18, 1995, the Company acquired an existing extended stay lodging facility in Marietta, Georgia. For the periods owned and operated by the Company during the quarter ended September 30, 1995, these two facilities had a combined occupancy of 77% and a combined average weekly room rate of $196. They recognized total revenue of $287,000 and incurred property operating expenses of $129,000 (45.0% of total revenue) for the quarter ended September 30, 1995. The Company began the quarter ended September 30, 1996, with 9 operating facilities. During the quarter, the Company completed construction and commenced operations of 11 properties and acquired four operating properties. As discussed above, one additional facility acquired during the quarter was closed for remodeling and conversion to the economy extended stay format. The 24 operating properties, including 11 which were opened during the quarter, realized average occupancy of 71%. Average weekly room rates were $257, but excluding the Company's five Atlanta area facilities, which were positively influenced by the Olympic Games during the quarter ended September 30, 1996, average weekly room rates would have been $238. For the nine months ended September 30, 1996, the Company's operating properties realized average occupancy of 76% and average weekly room rates of $237 for the periods owned and operated by the Company. The decline in occupancy rates for the quarter ended September 30, 1996, is primarily attributable to the addition of 11 new properties which require a period of time to obtain stabilized occupancy. It is expected that the Company's average occupancy will continue to decline for the remainder of 1996 due to the impact of the addition of new properties that have not yet obtained stabilized occupancy levels. In addition, occupancy may be lower than normal for November through January due to the holiday season. Changes in average weekly rates for the remainder of 1996 and the foreseeable future will depend primarily upon the geographic dispersion of properties opened and the standard weekly rates in those markets.

     The operating properties recognized total revenue of approximately $5.4 million and $8.9 million for the quarter and nine months, respectively, ended September 30, 1996. Property operating expenses, consisting of all expenses directly allocable to the operation of the properties, but excluding any allocation of corporate operating expenses and depreciation, were approximately $2.2 million (41.6% of total revenue) and $3.6 million (40.3% of total revenue) for the quarter and nine months, respectively, ended September 30, 1996. Property operating expenses consist primarily of salaries and wages, telephone, utilities, property taxes, insurance, maintenance and supply costs. The increase in property operating expenses expressed as a percentage of total revenue for the quarter compared to the nine months ended September 30, 1996 reflects the impact of expenses incurred as a result of the addition of new properties that have not yet obtained stabilized occupancy levels.

     Depreciation and amortization of the cost of the facilities and other assets in the amounts of approximately $883,000 and $1.4 million for the quarter and nine months, respectively, ended September 30, 1996, was provided using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the period for which the properties were in operation.

 CORPORATE OPERATIONS

     Corporate operating and property management expenses include all expenses not directly related to the development or operation of facilities. Expenses approximately of $3.5 million for the quarter ended September 30, 1996, and $742,000 for the quarter ended September 30, 1995, consist primarily of personnel expenses, professional and consulting fees, and related travel expenses, including costs that are not directly related to a site that will be developed by the Company. The increase in corporate operating and property management expenses for the quarter ended September 30, 1996, as compared with the quarter ended September 30, 1995, reflects an increase in personnel and related expenses in connection with the Company's increased level of operating properties and site development. Similarly, these expenses increased from approximately $1.5 million for the nine months ended September 30, 1995, to approximately $8.7 million for the nine months ended September 30, 1996. The total amount of these expenses will increase in the future with the development of additional facilities.

The Company realized interest income of approximately $4.5 million and $8.1 million for the quarter and nine months, respectively, ended September 30, 1996. This interest income was primarily attributable to the short-term investment of funds received from offerings of the Company's Common Stock in August 1995, December 1995 and May 1996. The Company realized interest income of approximately $134,000 for the quarter ended September 30, 1995, which was primarily attributable to the short-term investment of funds received from an offering of the Company's Common Stock in August 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash balances of approximately $294.4 million as of September 30, 1996, compared to $18.1 million as of September 30, 1995. Substantially all of the cash balances as of September 30, 1996, were invested, utilizing domestic commercial banks, in commercial paper with maturities of less than sixty days and with credit ratings of A1/P1 or greater. The market value of the securities held approximates the carrying amount. On May 9, 1996, the Board of Directors of the Company declared a 2-for-1 stock split effected in the form of a stock dividend payable on July 19, 1996, to shareholders of record as of the close of business on July 5, 1996, (the "Stock Split"). Accordingly, all shares and share prices included herein have been retroactively adjusted to give effect to the Stock Split. On June 5, 1996, the Company completed an underwritten public offering of its Common Stock, consisting of 19,550,000 shares of Common Stock at a price to the public of $15.50 per share. The net proceeds to the Company from this offering were approximately $289 million after the deduction of underwriting discounts and commissions and other offering expenses.

     During the nine months ended September 30, 1996, the Company acquired 10 extended stay lodging properties, completed construction of 13 facilities and had 41 facilities under construction at September 30, 1996. In consideration for the 10 acquired properties, the Company issued shares of its Common Stock valued at approximately $55.3 million and paid cash of approximately $4.3 million. During the nine months ended September 30, 1996, a total of approximately $106.3 million was used for property and equipment for the 13 completed facilities, the 41 facilities under construction and improvements to the 10 acquired facilities. This compares to $5.7 million used for property and equipment for the one completed facility, the two facilities under construction and improvements to the one acquired facility during the first nine months of 1995. A total of $7.4 million was used for site deposits and preacquisition costs in the nine months ended September 30, 1996, compared to $922,000 used for such costs in the comparable period of 1995, reflecting the increased level of development activity.

     During the nine months ended September 30, 1996, the Company received proceeds from the issuance of its Common Stock aggregating $288.9 million and made payments for deferred loan costs of approximately $3.7 million. In addition, the Company repaid outstanding indebtedness of $630,000 under a note issued in connection with the purchase of land for development. This note was due January 2, 1996, and was repaid from the Company's cash balances. During the nine months ended September 30, 1995, the Company received proceeds from the issuance of its Common Stock aggregating approximately $27.8 million and proceeds from related party loans of $6.1 million. All such loans had been repaid as of September 30, 1995. These loans were used to fund the development of one property and for working capital needs.

     The Company expects to finance the construction and development of its lodging facilities principally with its cash balances and with loans under mortgage facilities. In October 1995, the Company executed a credit facility agreement providing up to $200 million in mortgage financing for completed facilities, subject to certain conditions and limitations. On May 17, 1996, the Company entered into an additional credit facility agreement which provides up to $300 million in mortgage financing, subject to certain conditions and limitations, for completed facilities. On May 24, 1996, the Company reduced the size of the original mortgage facility from $200 million to $100 million. As a result of these transactions, the Company has two credit facility agreements which provide for a total of $400 million in mortgage financing. No advances had been made under either facility as of September 30, 1996.

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

                                    PART II

                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

(A)  EXHIBITS

   EXHIBIT
   NUMBER                 DESCRIPTION OF EXHIBIT
   ------                 ----------------------

     2.1 Agreement to Purchase Hotel dated as of June 21, 1996 and related agreements among the Company, ESA 0996, Inc., Apartment Inn Partners/Gwinnett, L.P., and Rosa Dziewienski Pajonk (incorporated by reference to Exhibit 2.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-102))

     2.2 Agreements to Purchase Hotels dated as of June 25, 1996 and related agreements among the Company, ESA Properties, Inc., Boulder Manor, Inc., Melrose Suites, Inc., St. Louis Manor, Inc., and Michael J. Mona, Jr. and Dean O'Bannon (incorporated by reference to Exhibit
            2.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-102))

     11.1  Statement re:  Computation of Earnings Per Share
     27.1  Financial Data Schedule (for EDGAR filings only)


(a)  REPORTS ON FORM 8-K

          The Company filed a report on Form 8-K dated July 9, 1996, relating to the consummation of the acquisition by the Company of four extended stay lodging facilities, aggregating 638 rooms, located in Las Vegas, Nevada that were owned by Melrose Suites, Inc., St. Louis Manor, Inc., Boulder Manor, Inc., and Michael
J. Mona Jr. and Dean O'Bannon (collectively, the "M & M Facilities"). The Company also filed a report on Form 8-K dated July 29, 1996, relating to the consummation of the acquisition by the Company of the 145-room Econo Lodge hotel located in Lakewood, Colorado owned by Kipling Hospitality Enterprise Corporation ("KHEC"). The Company incorporated by reference in such reports the financial statements of the M & M Facilities and KHEC, respectively, and the related Pro Forma Financial Statements of Extended Stay America, Inc. and Subsidiaries and Acquired Companies contained in Post-Effective Amendment No. 4 to the Company's Registration Statement on Form S-1 (No. 333-102).

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 1996.


                           EXTENDED STAY AMERICA, INC.

                           /s/ Robert A. Brannon
                           ----------------------------------------------
                                Robert A. Brannon
                                Senior Vice President, Chief Financial Officer, Secretary, and Treasurer
                                (Principal Financial Officer)


                           /s/ Gregory R. Moxley
                           ---------------------------------------------------
                                Gregory R. Moxley
                                Vice President--Finance and Controller
                                (Principal Accounting Officer)