Form 10-K
period 1996-12-31
EXTENDED STAY AMERICA INC
filed 1997-03-04
CIK 1002579

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-27360

                               ----------------

                          EXTENDED STAY AMERICA, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                              36-3996573
   (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

     450 E. LAS OLAS BOULEVARD,                        33301
       FT. LAUDERDALE, FLORIDA                      (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 713-1600

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS
                    COMMON STOCK, PAR VALUE $.01 PER SHARE

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY STOCKHOLDERS WHO WERE NOT AFFILIATES (AS DEFINED BY REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION) OF THE REGISTRANT WAS APPROXIMATELY $1,192,133,000 AT FEBRUARY 26, 1997 (BASED ON THE CLOSING SALE PRICE ON THE NASDAQ NATIONAL MARKET ON FEBRUARY 26, 1997, AS REPORTED BY THE WALL STREET JOURNAL. AT FEBRUARY 26, 1997, THE REGISTRANT HAD ISSUED AND OUTSTANDING AN AGGREGATE OF 79,866,355 SHARES OF COMMON STOCK.

                      DOCUMENTS INCORPORATED BY REFERENCE

  THOSE SECTIONS OR PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 12, 1997, DESCRIBED IN PART III HEREOF, ARE INCORPORATED BY REFERENCE IN THIS REPORT.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Extended Stay America, Inc., a Delaware corporation (the "Company"), develops, owns, and manages extended stay lodging facilities which are designed to appeal to value-conscious guests. The Company's facilities are designed to offer quality accommodations for guests at substantially lower rates than most other extended stay lodging providers. They feature fully furnished rooms which are generally rented on a weekly basis to guests such as business travelers (particularly those with limited expense accounts), professionals on temporary work assignment, persons between domestic situations, and persons relocating or purchasing a home, with most guests staying for multiple weeks. The Company's facilities provide a variety of features that are attractive to the extended stay guest such as a fully-equipped kitchenette, weekly housekeeping with twice-weekly towel service, color television with cable or satellite hook-up, coin-operated laundromat, and telephone service with voice mail messaging. To help maintain affordability of room rates, labor intensive services such as daily cleaning, room service, and restaurants are not provided.

  The Company's goal is to become a national provider of extended stay lodging. The Company intends to achieve this goal by rapidly developing properties in selected markets, providing high value accommodations for its guests, actively managing its properties to increase revenues and reduce operating costs, and increasing awareness of the extended stay concept. Through December 31, 1996, the Company had developed and opened 30 extended stay lodging facilities, acquired 10 others, and had 50 facilities under construction. The Company plans to begin construction of approximately 80 extended stay lodging facilities during 1997 and to continue an active development program thereafter. The Company's plans call for the average facility to have approximately 120 extended stay rooms and to take approximately 7-9 months to construct.

  The Company was founded by George D. Johnson, Jr. and H. Wayne Huizenga. Mr. Johnson, who is the President and Chief Executive Officer of the Company, was formerly the President of the Consumer Products Division of Blockbuster Entertainment Group, a division of Viacom, Inc. ("Viacom"), a diversified media and entertainment company. Mr. Huizenga, who is the Chairman of the Board of Directors of the Company, is the Chairman and Co-Chief Executive Officer of Republic Industries, Inc. ("Republic"), a diversified company with operations in the automotive, solid waste, electronic security and out-of-home media industries, and the Chairman of the Board of Directors of Florida Panthers Holdings, Inc. ("FPHI") which owns the Florida Panthers Hockey Club. Mr. Huizenga was formerly Vice-Chairman of Viacom and Chairman and Chief Executive Officer of Blockbuster Entertainment Corporation ("Blockbuster"). The Company's management team has extensive experience in the acquisition and development of real estate and the operation of properties on a national scale.

GROWTH AND DEVELOPMENT STRATEGY

  The Company's goal is to become a national provider of extended stay facilities. The Company plans to rapidly develop new extended stay lodging facilities. Although the Company expects that the construction and development of new extended stay lodging facilities will be its primary means of expansion, the Company has also made, and may continue making, acquisitions of existing extended stay lodging facilities or other properties that are suitable for conversion to the extended stay concept.

  The Company's strategy is to identify regions of the country that contain the demographic factors necessary to support one or more extended stay lodging facilities and to focus its development in those regions in order to obtain the maximum benefit from operational efficiencies. The Company expects target sites will generally have a large and/or growing population in the surrounding area with a large employment base. Such sites also are generally expected to have good visibility from a major traffic artery and be in close proximity to convenience stores, restaurants, and shopping centers.

  For the 30 extended stay facilities developed and opened by the Company, the average development cost was approximately $4.7 million with an average of 124 rooms. The cost to develop a facility varies significantly by geographic location. For the 50 facilities that were under construction as of December 31, 1996, the estimated average cost is approximately $5.1 million with an average of approximately 118 rooms. The cost of the facilities under construction is expected to vary from a low of approximately $3.6 million to a high of $7.0 million with the number of rooms ranging from a low of 95 to a high of 147.

  Sites for development will be selected by the Company's real estate professionals, subject to review and approval by senior management. The Company currently maintains offices in Spartanburg, South Carolina; Park Ridge, Illinois; Bellevue, Washington; Morristown, New Jersey; Signal Hill, California; San Rafael, California; and Dallas, Texas for these real estate professionals and the construction supervisors for the region. The Company expects to open regional offices in other geographic areas in the future as the Company increases the number of regions in which it is focusing its development. The Company utilizes independent general contractors for the construction of its lodging facilities and is using a number of such contractors depending upon geographic area, costs of construction, and financial and physical capacities of the contractors. The Company's construction personnel oversee the progress of construction on a regular basis during the development cycle.

  Certain members of the Company's management team have extensive experience in the rapid development of standardized commercial properties nationwide. In connection with past development activities, in particular the nationwide roll-out of Blockbuster video stores, these individuals were responsible for site selection, construction management, and subsequent operation of hundreds of locations.

OPERATING STRATEGY

  The Company's business strategy is to develop the extended stay concept by providing an affordable and attractive lodging alternative for value-conscious travelers looking for extended stay accommodations. The Company's goal is to provide its guests with the level of amenities needed to optimize room and occupancy rates while maintaining high operating margins at its facilities. The Company attempts to achieve this goal through the following:

      Appeal to Value Conscious Guests. The Company's facilities are designed to offer quality accommodations for guests at substantially lower rates than most other extended stay lodging providers. As of December 31, 1996, the Company's existing facilities offered extended stay accommodations for $159 to $299 per week. Room rates at the Company's facilities vary significantly depending upon market factors affecting such locations. These rates contrast with average weekly rates for 1995 of approximately $545 for traditional extended stay hotels.

      Lodging Facility Features. The Company's facilities contain a variety of non-labor intensive features that are attractive to the extended stay guest such as a fully-equipped kitchenette, weekly housekeeping with twice-weekly towel service, color television with cable or satellite hook-up, coin-operated laundromat, and telephone service with voice mail messaging.

      Standardized Concept. The Company has developed standardized plans and specifications for its facilities which should lower construction and purchasing costs and establish uniform quality and operational standards. The Company also expects to benefit from the experience of various members of the Company's management team in developing numerous commercial properties to a uniform set of design standards and in operating systems on a cost-effective basis.

      Operating Efficiencies. The Company believes that the design and price level of its facilities attract guest stays of several weeks, which should result in a more stable revenue stream and which, coupled with low-labor amenities, could in turn lead to lower relative administrative and operational costs and higher operating margins. In addition, members of the Company's management team have extensive experience in the utilization of sophisticated control and information systems which should enable the Company to manage, on a company-wide basis, individual facility specific factors such as pricing, payroll, and occupancy levels.

  Each Company facility employs a property manager who is responsible for the operations of the particular property. The property manager shares duties with and oversees a staff typically consisting of an assistant manager, a desk clerk, a maintenance person, and a housekeeping/laundry staff of approximately 8-10 persons (most of whom are part-time employees). The office at each facility is generally open daily from 7:00 a.m. to 11:00 p.m., although an employee normally is on duty twenty-four hours a day to respond to guests' needs.

  The majority of daily operational decisions are made by the property manager. Each property manager is under the supervision of a district manager who is typically responsible for five to ten facilities, depending on geographic location. The district manager oversees the performance of the property managers in such areas as guest service, property maintenance, and payroll and cost control. The corporate office utilizes state-of-the-art information systems to support its district managers. Each facility is measured against a detailed revenue and expense budget, as well as against the performance of the Company's other facilities.

  The Company's current operating subsidiaries are (i) ESA Management, Inc. ("ESA Management") (which is the surviving entity of a statutory merger between ESA Management, ESA Development, Inc., and ESA Properties, Inc.), (ii) ESA West, Inc., (iii) ESA International, Inc., ("ESA International"), and (iv) Extended Stay Canada, Inc. ("ESA Canada"). Except for ESA Canada, all of the operating subsidiaries are wholly-owned subsidiaries of ESA. ESA Canada is a Canadian corporation and is wholly-owned by ESA International. ESA Management develops properties and provides management services for all of the lodging facilities owned by the Company and its subsidiaries. In addition, each Company lodging facility is owned by a separate single-purpose subsidiary of ESA Management.

LODGING FACILITIES

  As of December 31, 1996, the Company had 40 extended stay lodging facilities in operation and 50 facilities under construction in a total of 30 states. The following table sets forth certain information regarding the Company's lodging facilities that are in operation.

                                                          DATE OPENED    NUMBER
      LOCATION                                            OR ACQUIRED   OF ROOMS
      --------                                           -------------- --------
      Spartanburg, South Carolina.......................    August 1995   126
      Marietta, Georgia.................................    August 1995   121
      Norcross, Georgia.................................   January 1996   199
      Norcross, Georgia.................................  February 1996   133
      Riverdale, Georgia................................  February 1996   147
      Columbia, South Carolina..........................     April 1996   120
      Downers Grove, Illinois...........................       May 1996   154
      Lenexa, Kansas....................................       May 1996    59
      Lawrenceville, Georgia............................      June 1996   129
      Chattanooga, Tennessee............................      July 1996   120
      Las Vegas, Nevada.................................      July 1996   125
      Las Vegas, Nevada.................................      July 1996   211
      Las Vegas, Nevada.................................      July 1996   177
      Las Vegas, Nevada.................................      July 1996   122
      Sharonville, Ohio.................................      July 1996   130
      Maryland Heights, Missouri........................    August 1996   150
      Chesapeake, Virginia..............................    August 1996   132
      North Charleston, South Carolina..................    August 1996   126
      Virginia Beach, Virginia.......................... September 1996   120
      Lexington, Kentucky............................... September 1996   126
      Little Rock, Arkansas............................. September 1996   120
      Greensboro, North Carolina........................ September 1996   129
      Brentwood, Tennessee.............................. September 1996   120
      Winston-Salem, North Carolina..................... September 1996   111
      Louisville, Kentucky..............................   October 1996   120
      Rolling Meadows, Illinois.........................   October 1996   125
      Lakewood, Colorado................................  November 1996   120
      Greece, New York..................................  November 1996   125
      Bakersfield, California...........................  November 1996   120
      Albany, New York..................................  November 1996   134
      Naperville, Illinois..............................  November 1996   125
      Itasca, Illinois..................................  November 1996   125
      Springdale, Ohio..................................  November 1996   126
      Hazelwood, Missouri...............................  November 1996   122
      Merrillville, Indiana.............................  November 1996   105
      Burr Ridge, Illinois..............................  November 1996   119
      Henrietta, New York...............................  December 1996   127
      Newport News, Virginia............................  December 1996   120
      Dewitt, New York..................................  December 1996   121
      Greenville, South Carolina........................  December 1996   109

  The following table sets forth certain information regarding the Company's lodging facilities that are under construction, all of which are expected to open in 1997.

                                                                  PLANNED NUMBER
      LOCATION                                                       OF ROOMS
      --------                                                    --------------
      Montgomery, Alabama........................................      120
      Mobile, Alabama............................................      114
      Scottsdale, Arizona........................................      120
      Tuscon, Arizona............................................      120
      Fresno, California.........................................      120
      Rancho Cordova, California.................................      132
      Ontario, California........................................      127
      Sacramento, California.....................................      120
      Santa Rosa, California.....................................      114
      Lakewood, Colorado.........................................      147
      Gainesville, Florida.......................................      120
      Jacksonville, Florida......................................      122
      Columbus, Georgia..........................................      108
      Duluth, Georgia............................................      119
      Boise, Idaho...............................................      107
      Elmhurst, Illinois.........................................      117
      Gurnee, Illinois...........................................      101
      Overland Park, Kansas......................................      120
      Bossier City, Louisiana....................................      120
      Sulphur, Louisiana.........................................      120
      Linthicum, Maryland........................................      122
      Madison Heights, Michigan..................................      122
      Ann Arbor, Michigan........................................      112
      Auburn Hills, Michigan.....................................      133
      Novi, Michigan.............................................      125
      Farmington Hills, Michigan.................................      113
      St. Peters, Missouri.......................................      122
      Kansas City, Missouri......................................      109
      Kansas City, Missouri......................................      119
      Independence Missouri......................................      120
      Fayetteville, North Carolina...............................      120
      Morrisville, North Carolina................................      120
      Edison, New Jersey.........................................      134
      Amherst, New York..........................................      119
      Akron, Ohio................................................       95
      Holland, Ohio..............................................      125
      Columbus, Ohio.............................................      119
      Tulsa, Oklahoma............................................      120
      Carnegie, Pennsylvania.....................................      116
      Columbia, South Carolina...................................      120
      Knoxville, Tennessee.......................................       96
      Nashville, Tennessee.......................................      114
      Memphis, Tennessee.........................................      126
      El Paso, Texas.............................................      120
      Overlook, Utah.............................................      134
      Richmond, Virginia.........................................      108
      Tukwila, Washington........................................       96
      Everett, Washington........................................      104
      Wauwatosa, Wisconsin.......................................      122
      Waukesha, Wisconsin........................................      122

  The design plans for the Company's economy extended stay lodging facilities call for a newly-constructed apartment style complex with two to three story buildings containing an average of approximately 120 guest rooms with laundromat and office areas. The Company utilizes both interior and exterior corridor building designs, depending primarily on local zoning and weather factors. Rooms generally offer approximately 250 to 300 square feet of fully furnished living space, including a kitchenette and a dining/working area. The kitchenette is fully-equipped with a refrigerator, stovetop, microwave, and sink.

INDUSTRY OVERVIEW

 Traditional Lodging Industry

  The U.S. lodging industry is estimated to have generated approximately $51 billion in annual room revenues in 1995 and had approximately 3.3 million rooms at the end of 1995. Over 60% of the industry's rooms are owned, managed, or franchised by the 10 largest lodging chains.

  Industry statistics, which the Company believes to be reliable, indicate that the U.S. lodging industry's performance is strongly correlated to economic activity. Room supply and demand historically have been sensitive to shifts in economic growth, which has resulted in cyclical changes in average daily room and occupancy rates. Overbuilding in the lodging industry in the mid and late 1980s, when approximately 500,000 rooms were added, resulted in an oversupply of rooms. The Company believes this oversupply and the general downturn in the economy led to depressed industry performance and a lack of capital available to the industry in the late 1980s and early 1990s.

  The Company believes that the lodging industry has benefited from a gradually improving supply and demand balance, evidenced by increased average daily room and occupancy rates. Room supply growth in the lodging industry has slowed in recent years as the industry absorbs the oversupply of rooms that resulted from an average annual room supply growth of approximately 3.5% for 1988 through 1991. According to industry reports, which the Company believes are reliable, this growth slowed to an average of 1.4% for 1992 through 1995. The 3.1% average annual increase in demand (measured by occupied rooms) for 1992 through 1995 as compared to increases in supply during the same period reflects an improved supply and demand balance in the industry. The Company believes these factors were primarily responsible for the increase in industry occupancy rates from 61.7% for 1991 to 66.1% for 1995 and the increase in average daily room rates from $58.11 for 1991 to $65.62 for 1995.

  The lodging industry generally can be segmented by the level of service provided and the pricing of the rooms. Segmentation by level of service is divided into the following categories: full service hotels, which offer food and beverage services, meeting rooms, room service, and similar guest services; limited service hotels, which generally offer only rooms with amenities such as swimming pools, continental breakfast, or similar limited services; and all-suites, which generally have limited public spaces but provide guests with two rooms or distinct partitioned areas and which may or may not offer food and beverage service to guests. Segmentation by price level may generally be divided into the following categories with the respective average daily room rates for 1995: budget ($36), economy ($47), mid-price ($61), upscale ($80), and luxury ($118).

  The all-suites segment of the lodging industry is a relatively new segment, having developed largely over the past 10 years, and is principally oriented toward business travelers in the mid-price to upscale price levels. All-suite hotels were developed partially in response to the increasing number of corporate relocations, transfers, and temporary assignments and the need of business travelers for more than just a room. To address those needs, all-suite hotels began to offer suites with additional space and, in some cases, an efficiency kitchen, and guests staying for extended periods of time were offered discounts to daily rates when they paid on a weekly or monthly basis. Because of the perceived positive price/value relationship, all-suite hotels have generally outperformed the lodging industry as a whole for the five-year period ending in 1995.

 Extended Stay Market

  The Company believes that the extended stay market, in which the Company participates, is a continuation of the all-suites phenomenon, and that the same price/value relationship which has enabled the all-suites segment to achieve higher than industry average occupancy rates and operating margins will also carry through to the extended stay market. Demand for extended stay lodging has been stimulated by the economic and social changes resulting from the increased volume of corporate reorganizations and trends toward down-sizing and out-sourcing of various functions, the break-up and geographic dispersion of the traditional family, and technological improvements which have allowed businesses to relocate outside of large metropolitan areas. These changes have created new accommodation needs for, among others, corporate executives and trainees, consultants, sales representatives, construction workers, and people in between jobs or houses. The extended stay category is one of the most rapidly evolving sectors of the U.S. lodging industry. From 1992 to 1995, the number of dedicated extended stay rooms has increased at a compounded annual growth rate of approximately 3.3%, compared with compounded annual room growth of approximately 1.4% for the overall lodging industry over the same period.

COMPETITION

  The lodging industry is highly competitive. Competitive factors within the lodging industry include room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, name recognition, and supply and availability of alternative lodging in local markets, including short-term lease apartments. The Company's facilities compete with a number of competitors. All of the Company's existing facilities are located in developed areas that include competing lodging facilities. In addition, each of the Company's proposed facilities is likely to be located in an area that includes competing facilities. The number of competitive lodging facilities in a particular area could have a material adverse effect on the levels of occupancy and average weekly room rates of the Company's existing and future facilities.

  The Company anticipates that competition within the extended stay lodging market will increase as participants in other segments of the lodging industry and others focus on this relatively new market. A number of other extended stay lodging facilities exist, most of which are oriented toward the upscale segment. The Company may compete for development sites with established entities which have greater financial resources than the Company and better relationships with lenders and sellers. These entities may generally be able to accept more risk than the Company can prudently manage. Further, there can be no assurance that new or existing competitors will not significantly reduce their rates or offer greater convenience, services, or amenities or significantly expand, improve, or develop facilities in a market in which the Company competes, thereby adversely affecting the Company's operations.

ENVIRONMENTAL MATTERS

  Under various federal, state, and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of its properties, the Company may be potentially liable for any such costs.

  The Company has obtained recent Phase I environmental site assessments ("Phase I Surveys") on its existing properties and intends to obtain Phase I Surveys prior to the purchase of any future properties. The Phase I Surveys are intended to identify potential environmental contamination and regulatory compliance concerns. Phase I Surveys generally include historical reviews of the properties, reviews of certain public records, preliminary investigations of the sites and surrounding properties and the preparation and issuance of written reports. Phase I Surveys generally do not include invasive procedures, such as soil sampling or ground water analysis.

  The Phase I Surveys have not revealed any environmental liability or compliance concern that the Company believes would have a material adverse effect on the Company's business, assets, results of operations, or liquidity, nor is the Company aware of any such liability or concern. Nevertheless, it is possible that Phase I Surveys will not reveal all environmental liabilities or compliance concerns or that there will be material environmental liabilities or compliance concerns of which the Company will not be aware. Moreover, no assurances can be given that (i) future laws, ordinances, or regulations will not impose any material environmental liability, or (ii) the current environmental condition of the Company's existing and future properties will not be affected by the condition of the neighboring properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company.

GOVERNMENTAL REGULATION

  A number of states regulate the licensing of hotels by requiring registration, disclosure statements, and compliance with specific standards of conduct. The Company believes that each of its facilities has the necessary permits and approvals to operate its respective business and the Company intends to continue to obtain such permits and approvals for its new facilities. In addition, the Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions, and work permit requirements. An increase in the minimum wage rate, employee benefit costs, or other costs associated with employees could adversely affect the Company. Both at the federal and state level from time to time, there are proposals under consideration to increase the minimum wage.

  Under the Americans With Disabilities Act ("ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. Although the Company has attempted to satisfy ADA requirements in the designs for its facilities, no assurance can be given that a material ADA claim will not be asserted against the Company, which could result in a judicial order requiring compliance, and the expenditure of substantial sums to achieve compliance, an imposition of fines, or an award of damages to private litigants. These and other initiatives could adversely affect the Company as well as the lodging industry in general.

INSURANCE

  The Company currently has the types and amounts of insurance coverage that it considers appropriate for the Company in its business. While management believes that its insurance coverage is adequate, if the Company were held liable for amounts exceeding the limits of its insurance coverage or for claims outside of the scope of its insurance coverage, the Company's business, results of operations, and financial condition could be materially and adversely affected.

EMPLOYEES

  As of December 31, 1996, the Company and its subsidiaries employed approximately 800 persons. The Company expects that it will significantly increase the number of its employees as it expands its business. The Company's employees are not subject to any collective bargaining agreements and management believes that its relationship with its employees is good.

RECENT DEVELOPMENTS

  During 1996, the Company acquired ten extended stay properties in six separate transactions (each such transaction is referred to herein as an "Acquisition") as summarized below. Each of the Acquisitions was accounted for using the purchase method of accounting.

    On January 26, 1996, the Company acquired substantially all of the assets of Apartment/Inn, L.P., a Georgia limited partnership ("Apartment/Inn"). Apartment/Inn owned and operated a 199-room extended stay lodging facility in Norcross, Georgia. In consideration for such Acquisition, the Company issued an aggregate of 587,258 shares of its common stock, par value $.01 per share ("Common Stock").

    On February 23, 1996, the Company acquired substantially all of the assets of Hometown Inn I, LTD and Hometown Inn II, LTD (collectively "Hometown Inn"). Hometown Inn owned and operated a 133-room extended stay lodging facility in Norcross, Georgia and a 147-room extended stay lodging facility in Riverdale, Georgia. In consideration for such Acquisition, the Company issued 857,216 shares of Common Stock and paid an additional $75,000 in cash.

    On May 10, 1996, the Company acquired substantially all of the assets of American Apartmen-Tels Investors II, L.P. ("AATI"), which owned and operated a 59-room extended stay lodging facility in Lenexa, Kansas, for a purchase price of approximately $3.3 million in cash. This Acquisition includes adjacent land on which the Company intends to build a new 60-room extended stay lodging facility.

    On June 25, 1996, the Company acquired substantially all of the assets of Apartment Inn Partners/Gwinnett, L.P., a Georgia limited partnership ("Gwinnett"). Gwinnett owned and operated a 129-room extended stay lodging facility in Lawrenceville, Georgia. The facility was operated as The Apartment Inn and rights for the use of that name and certain other rights were controlled by Apartment/Inn. In consideration for such Acquisition, the Company issued 344,200 shares of Common Stock and paid an additional $23,000 in cash.

    On July 9, 1996, the Company acquired substantially all of the assets of Melrose Suites, Inc., St. Louis Manor, Inc., Boulder Manor, Inc., and Nicolle Manor, which owned extended stay lodging facilities in Las Vegas, Nevada (collectively, the "M & M Facilities"), that have 177 rooms, 125 rooms, 211 rooms, and 122 rooms, respectively. Each of the M & M Facilities was managed by M & M Development, with which the Company has entered into a two-year consulting agreement for a fee of $120,000 per year. In consideration for the M & M Facilities, in addition to assuming liability under certain leases for personal property, the Company issued 2,470,000 shares of Common Stock and paid an additional $500,000 in cash.

    On July 29, 1996, the Company acquired a traditional lodging facility owned by Kipling Hospitality Enterprise Corporation ("KHEC"), which was a 147-room traditional lodging facility located in Lakewood, Colorado, which the Company is remodeling to convert to the extended stay format. In consideration for this Acquisition, the Company issued 200,000 shares of Common Stock and paid an additional $25,000 in cash.

  On May 9, 1996, the Board of Directors of the Company declared a stock dividend of one additional share of Common Stock for each share issued as of the close of business on July 5, 1996, which was distributed on July 19, 1996, thereby effecting a 2-for-1 stock split (the "1996 Stock Dividend"). All references in this report to Common Stock, including prices per share, have been adjusted to give effect to the 1996 Stock Dividend and to a 210-for-1 stock dividend effected in October 1995 in anticipation of the Company's initial public offfering of Common Stock.

  On June 5, 1996, the Company completed an additional offering of 19,550,000 shares of Common Stock at a price to the public of $15.50 per share (the "1996 Offering"). The net proceeds to the Company from the 1996 Offering were approximately $289 million after deduction of the underwriting discounts and commissions and other offering expenses.

  On January 16, 1997, the Company, ESA Merger Sub, Inc., a wholly-owned subsidiary of the Company ("Merger Sub"), and Studio Plus Hotels, Inc., a Virginia corporation whose common stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "SPHI" ("Studio Plus"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Studio Plus will be merged with and into Merger Sub (the "Merger"). The Merger Agreement provides that Merger Sub will be the surviving corporation and that upon consummation of the Merger (i) each share of Studio Plus common stock, par value $.01 per share (the "Studio Plus Common Stock"), will be converted into the right to receive 1.2272 shares of Common Stock and
(ii) all outstanding options to purchase Studio Plus Common Stock from Studio Plus will be converted into options to purchase Common Stock. As of December 31, 1996, Studio Plus owned and operated 35 mid-price extended stay lodging facilities, had 11 of such facilities under construction, and options to purchase 28 additional sites for development.

  Consummation of the Merger is subject to (i) the approval of the Merger Agreement by the stockholders of the Company and the stockholders of Studio Plus, (ii) the Company's ability to account for the Merger as a pooling of interests, (iii) the appointment to the Board of Directors of the Company of Mr. Norwood Cowgill, Jr., the Chairman of the Board and Chief Executive Officer of Studio Plus, and (iv) other customary closing conditions. The Merger Agreement may be terminated prior to its consummation by any of the parties if the Merger is not consummated on or before August 31, 1997. The Merger Agreement also may be terminated prior to its consummation for a number of other reasons, including the following: (i) by mutual written consent of the Company and Studio Plus; (ii) by either the Company or Studio Plus if the necessary stockholder approvals are not received; (iii) by Studio Plus if its Board of Directors determines in good faith that their fiduciary duties require them to terminate the Merger Agreement by reason of any proposal or offer with respect to a merger, consolidation, reorganization, exchange, plan of liquidation, or similar transaction involving Studio Plus or its subsidiaries, other than the Merger (an "Alternative Proposal"); or (iv) by the Company if the Board of Directors of Studio Plus shall have (a) withdrawn, or modified in a manner materially adverse to the Company, its approval of the Merger Agreement, (b) recommended an Alternative Proposal, or (c) adopted resolutions to accept or implement an Alternative Proposal. If the Merger Agreement is terminated pursuant to clause (iii) or (iv) above, Studio Plus must pay the Company a fee of $7,500,000.

  On February 6, 1997, the Company issued 11,500,000 shares of Common Stock to a number of institutional investors in a private placement transaction (the "Private Placement"). The purchase price in the Private Placement was $17.625 per share, for an aggregate amount of approximately $202.7 million. Net proceeds received by the Company from the Private Placement were approximately $198.2 million. The shares of Common Stock issued in the Private Placement were not registered under the Securities Act at the time of issuance and constitute "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). The Company has registered under the Securities Act all of the shares of Common Stock issued in the Private Placement so that the holders of such shares may make resales in the public market of those shares.

  On February 20, 1997, the Company announced its intention to develop and launch the Crossland Economy Studios brand of budget extended stay lodging facilities. The Company opened the first Crossland Economy Studios lodging facility on January 2, 1997. The Company expects to open three additional Crossland Economy Studios facilities during 1997 and at least 30 additional Crossland Economy Studios per year beginning in 1998. Three of the Company's extended stay lodging facilities under construction as of December 31, 1996 were Crossland Economy Studios. Crossland Economy Studios will be priced to compete in the budget segment of the extended stay lodging market. Upon completion of the Merger, the Company's Crossland Economy Studios, Extended Stay America Efficiency Studios, and StudioPLUS brands of lodging facilities will compete in the budget, economy, and mid-price segments, respectively, of the extended stay lodging market.

ITEM 2. PROPERTIES

  In addition to its lodging facilities described above (see "Business-Lodging Facilities"), the Company also maintains a corporate headquarters and seven regional offices. The Company's principal executive offices are located in Ft. Lauderdale, Florida and its regional offices are located in Spartanburg, South Carolina; Park Ridge, Illinois; Bellevue, Washington; Morristown, New Jersey; Signal Hill, California; San Rafael, California; and Dallas, Texas. The Company generally rents its office space on a short-term basis, although it has a five-year lease for its corporate headquarters in Ft. Lauderdale, Florida which expires in December 2002. These offices are sufficient to meet the Company's present needs and it does not anticipate any difficulty in securing additional office space, as needed, on terms acceptable to the Company.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any litigation or claims, other than routine matters incidental to the operation of the business of the Company. To date, no claims have had a material adverse effect on the Company nor does the Company expect that the outcome of any pending claims will have such an effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock is traded in the Nasdaq National Market tier of The Nasdaq Stock Market ("Nasdaq"), under the symbol "STAY". On December 31, 1996, the last reported sale price of the Common Stock on the Nasdaq National Market was $20.125 per share. At December 31, 1996, there were approximately 298 record holders of the Common Stock. The table below sets forth the high and low sales prices of shares of Common Stock on the Nasdaq National Market as reported by Nasdaq for the periods indicated.

                              MARKET INFORMATION

                                                            PRICE PER SHARE OF
                                                               COMMON STOCK
                                                            -------------------
                                                              HIGH       LOW
                                                            --------- ---------
      Year Ended December 31, 1995
        4th Quarter (1).................................... $   14.00 $   10.12
      Year Ended December 31, 1996
        1st Quarter........................................     15.62     10.00
        2nd Quarter........................................     17.50     11.00
        3rd Quarter........................................     20.75     12.87
        4th Quarter........................................     23.00     18.25

--------
(1) The price range of Common Stock for this period begins on December 14, 1995.

  The Company has not paid dividends on its Common Stock, and the Board of Directors intends to continue a policy of retaining earnings to finance its growth and for general corporate purposes and, therefore, does not anticipate paying any such dividends in the foreseeable future. In addition, the Company's mortgage facilities contain, and future financing agreements may contain, a minimum net worth covenant and limitations on payment of any cash dividends or other distributions of assets, which covenants and limitations could restrict the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data set forth below has been derived from the historical financial statements of the Company and from the historical financial statements of Welcome Inn America 89-1, L.P. ("Welcome"). The selected financial data for Welcome is included because Welcome may be deemed to be a predecessor of the Company. The historical financial statements of the Company for the years ended December 31, 1995 and 1996 have been audited by Coopers & Lybrand L.L.P., independent accountants whose report thereon appears elsewhere herein. The historical financial statements of Welcome for the years ended December 31, 1992, 1993 and 1994, and for the period from January 1, 1995 through August 18, 1995, have been audited by Coopers & Lybrand L.L.P., independent accountants. The Adjusted amounts give pro forma effect to the acquisitions of lodging facilities from Welcome in August 1995, Apartment/Inn in January 1996, Hometown Inn in February 1996, Gwinnett in June 1996, and the M&M Facilities and KHEC in July 1996 (collectively, the "Significant Purchase Acquisitions") as if they had occurred as of January 9, 1995 (the date of inception of the Company) and to the Company operating as a publicly held entity as of such date. The Adjusted data is unaudited but, in the opinion of management of the Company, all necessary pro forma adjustments for the Significant Purchase Acquisitions have been made. The unaudited adjusted operating statement data is not necessarily indicative of what the actual results of operations of the Company would have been had the Significant Purchase Acquisitions been completed as of January 9, 1995 (the date of inception of the Company), nor does it purport to represent the results of operations for any future periods. These selected financial data should be read in conjunction with the historical financial statements and related notes thereto of the Company contained elsewhere herein and the historical financial statements and related notes thereto for Welcome incorporated by reference into this Annual Report on Form 10-K (the "1996 10-K").

                                  THE COMPANY
                 (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                            YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------------
                                      1995                          1996
                          ----------------------------- -----------------------------
                               ACTUAL       ADJUSTED(1)      ACTUAL       ADJUSTED(1)
                          ----------------- ----------- ----------------- -----------
OPERATING STATEMENT DA-
 TA:
Revenue.................      $    878        $14,165       $ 15,745        $20,958
Operating expenses......         2,887         10,119         19,574         22,104
Depreciation and amorti-
 zation.................           147          2,194          2,803          2,869
Income (loss) from oper-
 ations.................        (2,156)         1,852         (6,632)        (4,015)
Interest income.........           849            805         11,538         11,538
Income taxes............                        1,036          1,470          3,009
Net income (loss).......      $ (1,307)       $ 1,621       $  3,436        $ 4,514
                              ========        =======       ========        =======
Net income (loss) per
 share (2)..............      $  (0.05)       $  0.05       $   0.06        $  0.07
                              ========        =======       ========        =======
Weighted average number
 of shares of common
 stock and equivalents
 outstanding (2)........        25,304         30,520         59,724         61,584
                              ========        =======       ========        =======
                                AS OF                         AS OF
                          DECEMBER 31, 1995             DECEMBER 31, 1996
                          -----------------             -----------------
                               ACTUAL                        ACTUAL
                               ------                        ------
BALANCE SHEET DATA:
Cash and cash equiva-
 lents..................      $123,358                      $189,647
Total assets............       149,616                       522,595
Long-term debt..........             0                             0
Stockholders' equity....       147,223                       495,502

                        WELCOME INN AMERICA 89-1, L.P.
                                (IN THOUSANDS)

                                                                    PERIOD FROM
                                                  YEAR ENDED         JANUARY 1,
                                                 DECEMBER 31,       1995 THROUGH
                                              --------------------   AUGUST 18,
                                              1992   1993    1994       1995
                                              -----  -----  ------  ------------
OPERATING STATEMENT DATA:
  Revenue.................................... $ 866  $ 999  $1,079     $ 713
  Operating expenses.........................   502    557     562       367
  Depreciation and amortization..............   160    139     141        96
  Income from operations.....................   204    303     376       250
  Interest expense...........................  (399)  (382)   (360)     (272)
  Net income (loss).......................... $(195) $ (79) $   16     $ (22)
                                              =====  =====  ======     =====

--------
(1) The Adjusted amounts give pro forma effect of the Significant Purchase Acquisitions as if they had occurred as of January 9, 1995 (the date of inception of the Company) and to the Company operating as a publicly held entity as of such date. The acquisition of AATI has been excluded from Significant Purchase Acquisitions because the purchase price and the unaudited results of operations for the period, when measured in relation to the Company, did not meet certain materiality standards and can be excluded as permitted by the rules and regulations of the Commission. See notes to the Company's consolidated financial statements contained elsewhere herein and the historical financial statements of the Significant Purchase Acquisitions incorporated by reference into the 1996 10-K.
(2) See notes 2 and 5 to the Company's consolidated financial statements contained elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company was organized in January 1995 to develop, own, and manage extended stay lodging facilities. The Company began construction of its first lodging facility in Spartanburg, South Carolina on February 1, 1995. This facility was completed and commenced operations in August 1995. On May 1, 1995, the Company contracted to manage an extended stay facility in Marietta, Georgia which was subsequently acquired by the Company on August 18, 1995. Through December 31, 1995 the Company commenced construction on nine additional facilities which were completed in 1996.

  During 1996 the Company commenced construction on 70 additional facilities, completed 29 facilities, and acquired 9 additional operating facilities. As of December 31, 1996 the Company had 40 operating extended stay lodging facilities, 50 facilities under construction, and options to purchase 106 sites for development. The Company expects to complete the construction of the facilities currently under construction and to commence construction on the majority of these sites under option during 1997. There can be no assurances, however, that the Company will complete the acquisition of the sites under option or, if acquired, commence construction during 1997 and the Company's ability to do so may be materially impacted by various factors including zoning, permitting, and environmental due diligence issues and weather-induced construction delays.

RESULTS OF OPERATIONS

 Property Operations

  Property operations for the year ended December 31, 1995 included the Spartanburg, South Carolina property from the date of opening on August 1, 1995 and the Marietta, Georgia facility from the date of acquisition on August 18, 1995. These properties realized average occupancy of 83% and average weekly room rates of $198 for their periods of operation by the Company during 1995. The Company began the year ended December 31, 1996 with two operating facilities, completed development of 29 and acquired 9 additional operating facilities during the year. During the period owned by the Company, these properties realized average occupancy of 65% and average weekly room rates of $233 during the year ended December 31, 1996. The decline in average occupancy for 1996 compared to 1995 reflects the lower occupancy typically experienced during the pre-stabilization periods for the 29 facilities which commenced operations during the year. The increase in average weekly room rate for 1996 compared to 1995 reflects primarily the geographic dispersion of properties opened and the standard weekly rates in those markets. In addition, average weekly room rates were positively influenced by the Olympic Games in Atlanta during the quarter ended September 30, 1996. Future occupancy and room rates may be impacted by a number of factors including the number and geographic location of new facilities, as well as the season in which such properties commence operations. There can be no assurance that the foregoing occupancy and room rates can be maintained. Occupancy rates are determined by dividing the guest rooms occupied on a daily basis by the total number of guest rooms. Average weekly room rates are determined by dividing room revenue by the number of rooms occupied on a daily basis for the applicable period and multiplying by seven. The average weekly room rates vary from standard room rates due primarily to (i) stays of less than one week, which are charged at a higher nightly rate, (ii) higher weekly rates for a limited number of rooms which are larger than the standard rooms, and (iii) additional charges for more than one person per room.

  The Company recognized total room revenues of $817,000 and other operating revenues, consisting of telephone and vending revenues which vary based on occupancy, of $43,000 during 1995. The Company also realized management fees of $18,000 in 1995 from its management of the Marietta facility prior to its acquisition of that facility. Total room revenues for the year ended December 31, 1996 were $15,280,000 and other operating revenues were $465,000. Property operating expenses, consisting of all expenses directly allocable to the operation of the properties but excluding any allocation of corporate operating expenses and depreciation, were $332,000 or 37.8% of total operating revenues for 1995 and $6,929,000 or 44.0% of total operating revenues for the year ended December 31, 1996. The increase in property operating expenses as a percentage of total revenue for 1996 as compared to 1995 is a result of lower occupancies and revenue for the 29 properties that commenced operation during 1996.

  The provision for depreciation and amortization for the lodging facilities for the period ended December 31, 1995 was $127,000 and the provision for the year ended December 31, 1996 was $2,598,000. These provisions reflect a pro-rata allocation of the annual depreciation and amortization charge for the period for which the properties were in operation.

 Corporate Operations

  Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. Expenses of $2,555,000 for the year ended December 31, 1995, and $12,645,000 for the year ended December 31, 1996 consist primarily of personnel expenses, professional and consulting fees, and related travel expenses including costs that are not directly related to a site that will be developed by the Company. The increase in corporate operating and property management expenses for the year ended December 31, 1996 as compared with the year ended December 31, 1995 reflects an increase in personnel and related expenses in connection with the Company's increased level of operating properties and site development. The total amount of these expenses will increase in the future with the development of additional facilities.

  Depreciation and amortization in the amount of $20,000 for the year ended December 31, 1995, and $205,000 for the year ended December 31, 1996 were provided using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of the facilities, including primarily organization costs and office furniture and equipment.

  The Company realized $849,000 of interest income during the year ended December 31, 1995 and $11,538,000 during the year ended December 31, 1996 which was primarily attributable to the short-term investment of funds received from offerings of the Company's Common Stock in August 1995, December 1995 and June 1996.

LIQUIDITY AND CAPITAL RESOURCES

  From the inception of the Company in January 1995 through August 18, 1995, the Company's operations were financed primarily by loans from the Company's Chief Executive Officer and Chairman in an aggregate amount of approximately $6.1 million. These loans accrued interest at an annual rate of 8.75% with such interest being capitalized as a cost of development of the Spartanburg, South Carolina facility. The loans were repaid in full in August 1995 from the proceeds of $55.8 million received upon the issuance of 11,718,000 shares of Common Stock. In December 1995, the Company completed (i) an initial public offering of 10,120,000 shares of Common Stock, and (ii) a concurrent offering to the Company's then existing shareholders of 4,135,650 shares of Common Stock from which it received net proceeds of approximately $85 million. In June 1996, the Company completed an additional offering of 19,550,000 shares of Common Stock from which it received net proceeds of approximately $289 million.

  In consideration for the ten existing facilities acquired by the Company during the year ended December 31, 1996, the Company issued Common Stock valued at approximately $55.3 million and paid cash, including the payment of related expenses, of approximately $4.3 million. In addition, approximately $211.8 million was used to acquire land and develop and furnish the 79 sites under construction during 1996. This compares with the issuance of Common Stock valued at approximately $1.7 million and cash payments of $2.3 million, including payment of related expenses during 1995 in consideration for the one existing facility acquired by the Company during 1995, and the expenditure of approximately $13.2 million to acquire land and develop and furnish the 10 sites under construction during 1995. Approximately $9.4 million, net of amounts transferred to property and equipment, was used for site deposits and preacquisition costs during the year ended December 31, 1996, compared to approximately $2.4 million used for such costs in the comparable prior year period.

  During 1996, the Company repaid outstanding indebtedness of $630,000 under a note issued in 1995 in connection with the purchase of land for development. This note was due January 2, 1996, and was repaid from the Company's cash balances.

  The Company had cash balances of approximately $123.4 million as of December 31, 1995 and $189.6 million as of December 31, 1996. Substantially all of the cash balances as of December 31, 1995 were invested in an overnight sweep account with a commercial bank which invests in short-term interest bearing reverse repurchase agreements for U.S. government securities. Substantially all of the cash balances as of December 31, 1996 were invested, utilizing domestic commercial banks and other financial institutions, in short-term commercial paper and other securities having credit ratings of A1/P1 or equivalent. The market value of the securities held approximates the carrying amount. In October 1995, the Company executed a credit facility agreement providing up to $200 million in mortgage financing for completed facilities, subject to certain conditions and limitations. On May 17, 1996, the Company entered into an additional credit facility agreement which provides up to $300 million in mortgage financing, subject to certain conditions and limitations, for completed facilities. On May 24, 1996, the Company reduced the size of the original mortgage facility from $200 million to $100 million. As a result of these transactions, the Company has two credit facility agreements which provide for a total of $400 million in mortgage financing. No advances had been made under either facility as of December 31, 1996. The Company made payments for deferred loan costs in connection with its mortgage facilities totaling $1.7 million and $3.9 million, respectively, during 1995 and 1996. In addition, the Company issued 1,501,080 shares of Common Stock valued at $3.6 million in connection with the credit facility executed in October 1995.

  The Company had commitments to construct additional extended stay properties totaling approximately $280 million at December 31, 1996. The Company expects to finance the construction and development of its lodging facilities principally with its cash balances, issuances of equity or debt securities, and loans under mortgage facilities. In the future, the Company may seek to increase the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments. Any debt incurred or issued by the Company may be secured or unsecured, with a fixed or variable interest rate, and may be subject to such terms as the Board of Directors of the Company deems prudent. The Company expects that it will need to procure additional financing over time, although there can be no assurance that such financing will be available when needed.

SEASONALITY AND INFLATION

  Based upon the operating history of the Company's facilities, management believes that extended stay lodging facilities are not as seasonal in nature as the overall lodging industry. Management does expect, however, that occupancy and revenues may be lower than average during the first and fourth quarters of each calendar year. Because many of the Company's expenses do not fluctuate with occupancy, such declines in occupancy may cause fluctuations or decreases in the Company's quarterly earnings.

  The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the revenue or operating results of the Company from its inception on January 9, 1995. There can be no assurance, however, that inflation will not affect future operating or construction costs.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

  The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for future periods to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, among other things: the Company's limited operating history and uncertainty as to the Company's future profitability; the ability to meet construction and development schedules and budgets; the ability to develop and implement operational and financial systems to manage rapidly growing operations; the uncertainty as to the consumer demand for extended stay lodging; increasing competition in the extended stay lodging market; the ability to integrate and successfully operate acquired properties and the risks associated with such properties; the ability to obtain financing on acceptable terms to finance the Company's growth strategy; and general economic conditions as they may impact the overall lodging industry.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
EXTENDED STAY AMERICA, INC.
Report of Independent Accountants.........................................   17
Consolidated Balance Sheets as of December 31, 1996 and 1995..............   18
Consolidated Statements of Operations for the year ended December 31, 1996 and the period from January 9, 1995 (inception) through December 31,
 1995.....................................................................   19
Consolidated Statements of Shareholders' Equity for the year ended Decem-
 ber 31, 1996 and the period from January 9, 1995 (inception) through De-
 cember 31, 1995..........................................................   20
Consolidated Statements of Cash Flows for the year ended December 31, 1996 and the period from January 9, 1995 (inception) through December 31,
 1995.....................................................................   21
Notes to Consolidated Financial Statements................................   22

  The financial statements for Welcome Inn America 89-1, L.P. are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Extended Stay America, Inc.
Ft. Lauderdale, Florida

  We have audited the accompanying consolidated balance sheets of Extended Stay America, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1996 and for the period from January 9, 1995 (inception) through December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Extended Stay America, Inc. and subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for the year ended December 31, 1996 and for the period from January 9, 1995 (inception) through December 31, 1995, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Spartanburg, South Carolina
February 6, 1997

                          EXTENDED STAY AMERICA, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      DECEMBER 31, DECEMBER 31,
                                                          1996         1995
                                                      ------------ ------------
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents..........................   $189,647     $123,358
  Accounts receivable................................      1,027          290
  Supply inventories.................................      2,922           93
  Prepaid expenses...................................        796          316
  Deferred income taxes..............................      1,000
  Other current assets...............................        377           67
                                                        --------     --------
    Total current assets.............................    195,769      124,124
Property and equipment, net..........................    306,067       18,205
Site deposits and preacquisition costs...............     10,318        1,931
Deferred loan costs..................................      9,158        5,293
Other assets.........................................      1,283           63
                                                        --------     --------
                                                        $522,595     $149,616
                                                        ========     ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Accounts payable...................................   $  9,770     $    668
  Accrued salaries and related expenses..............      1,156          271
  Due to related parties.............................        204          133
  Other accrued expenses.............................      2,051           72
  Accrued retainage..................................     11,371          607
  Deferred revenue...................................        179           12
  Note payable.......................................                     630
                                                        --------     --------
    Total current liabilities........................     24,731        2,393
                                                        --------     --------
Deferred income taxes................................      2,362
                                                        --------     --------
Commitments
Shareholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
   authorized, no shares issued and outstanding......
  Common stock, $.01 par value, 200,000,000 shares
   authorized, 68,290,984 and 44,261,710 shares
   issued and outstanding............................        683          443
  Additional paid-in capital.........................    492,690      148,087
  Retained earnings (accumulated deficit)............      2,129       (1,307)
                                                        --------     --------
    Total shareholders' equity.......................    495,502      147,223
                                                        --------     --------
                                                        $522,595     $149,616
                                                        ========     ========

               See notes to the consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             YEAR ENDED
                                                      -------------------------
                                                      DECEMBER 31, DECEMBER 31,
                                                          1996         1995
                                                      ------------ ------------
Revenue:
  Room revenue.......................................   $15,280      $   817
  Other revenue......................................       465           61
                                                        -------      -------
    Total revenue....................................    15,745          878
                                                        -------      -------
Costs and expenses:
  Property operating expenses........................     6,929          332
  Corporate operating and property
   management expenses...............................    12,645        2,555
  Depreciation and amortization......................     2,803          147
                                                        -------      -------
    Total costs and expenses.........................    22,377        3,034
                                                        -------      -------
Loss from operations.................................    (6,632)      (2,156)
Interest income......................................    11,538          849
                                                        -------      -------
Net income (loss) before income taxes................     4,906       (1,307)
Provision for income taxes...........................     1,470
                                                        -------      -------
Net income (loss)....................................   $ 3,436      $(1,307)
                                                        =======      =======
Net income (loss) per common share...................   $  0.06      $ (0.05)
                                                        =======      =======
Weighted average common and equivalent shares
 outstanding.........................................    59,724       25,304
                                                        =======      =======

               See notes to the consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         RETAINED
                                            ADDITIONAL   EARNINGS       TOTAL
                                     COMMON  PAID-IN   (ACCUMULATED SHAREHOLDERS'
                            SHARES   STOCK   CAPITAL     DEFICIT)      EQUITY
                          ---------- ------ ---------- ------------ -------------
Issuance of common
 stock, net of
 issuance costs.........  22,130,855  $222   $148,308                 $148,530
Retroactive effect of
 two-for-one stock split
 on July 19, 1996--Note
 2......................  22,130,855   221       (221)
Net loss................                                 $(1,307)       (1,307)
                          ----------  ----   --------    -------      --------
Balance, December 31,
 1995...................  44,261,710   443    148,087     (1,307)      147,223
Acquisitions of extended
 stay facilities--
 Note 5.................   4,458,674    45     55,198                   55,243
Issuance of common
 stock, net of
 issuance costs.........  19,550,000   195    289,249                  289,444
Stock options exercised,
 including tax benefit
 of $108................      20,600              156                      156
Net income..............                                   3,436         3,436
                          ----------  ----   --------    -------      --------
Balance, December 31,
 1996...................  68,290,984  $683   $492,690    $ 2,129      $495,502
                          ==========  ====   ========    =======      ========

               See notes to the consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             YEAR ENDED
                                                      -------------------------
                                                      DECEMBER 31, DECEMBER 31,
                                                          1996         1995
                                                      ------------ ------------
Cash flows from operating activities:
  Net income (loss)..................................  $   3,436     $ (1,307)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization....................      2,803          147
    Write-off of site deposits and preacquisition
     costs...........................................      1,475          289
    Deferred income taxes............................      1,470
    Changes in operating assets and liabilities, net
     of acquisitions:
      Accounts receivable............................       (737)         (46)
      Supply inventories.............................     (2,454)         (93)
      Prepaid expenses...............................       (480)        (319)
      Other current assets...........................       (310)         (26)
      Accounts payable...............................        407           66
      Accrued salaries and related expenses..........        885          271
      Due to related parties.........................         71          133
      Deferred revenue...............................        167           12
      Other accrued expenses.........................      1,979           72
                                                       ---------     --------
        Net cash provided by (used in) operating
         activities..................................      8,712         (801)
                                                       ---------     --------
Cash flows from investing activities:
  Acquisitions of extended stay properties...........     (4,271)      (2,342)
  Additions to property and equipment................   (211,765)     (13,230)
  Payments for site deposits and preacquisition
   costs.............................................     (9,407)      (2,388)
  Payments for other assets..........................     (1,251)         (65)
                                                       ---------     --------
        Net cash used in investing activities........   (226,694)     (18,025)
                                                       ---------     --------
Cash flows from financing activities:
  Proceeds from issuance of common stock.............    288,840      143,882
  Additions to deferred loan costs...................     (3,885)      (1,698)
  Proceeds from related party loans..................                   6,135
  Payments of related party loans....................                  (6,135)
  Payment of note payable............................       (630)
  Other..............................................        (54)
                                                       ---------     --------
        Net cash provided by financing activities....    284,271      142,184
                                                       ---------     --------
Increase in cash and cash equivalents................     66,289      123,358
Cash and cash equivalents at beginning of period.....    123,358
                                                       ---------     --------
Cash and cash equivalents at end of period...........  $ 189,647     $123,358
                                                       =========     ========
Noncash investing and financing transactions:
  Issuances of common stock for acquisitions of
   extended stay properties..........................  $  55,272     $  1,700
                                                       =========     ========
  Capitalized or deferred items included in accounts
   payable and accrued liabilities...................  $  17,671     $  1,212
                                                       =========     ========
  Issuances of common stock for notes receivable from
   shareholders......................................  $             $ 28,050
                                                       =========     ========
  Issuance of common stock for deferred loan costs...  $             $  3,574
                                                       =========     ========
  Note payable for the purchase of property site.....  $             $    630
                                                       =========     ========

               See notes to the consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION

  Extended Stay America, Inc. (the "Company") was organized on January 9, 1995, as a Delaware corporation to develop, own, and manage extended stay lodging facilities which are designed to appeal to value-conscious guests. Operation of the Company's first extended stay facility commenced on August 1, 1995. At the end of fiscal 1996 and 1995, the Company operated 40 properties and 2 properties, respectively, in the continental United States. In addition, the Company had 50 facilities under construction and options to purchase parcels of real estate in 106 locations at December 31, 1996.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

 Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  Cash and cash equivalents consist of cash on hand and on deposit, and highly liquid instruments with maturities of three months or less when purchased. The carrying amount of cash and cash equivalents is the estimated fair value at the respective balance sheet date.

  As of December 31, 1996, the Company had invested approximately $181 million in short-term commercial paper and other securities. In addition, the Company invests excess funds in an overnight sweep account with a commercial bank which invests in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, the Company did not take possession of the securities, which were instead held by the respective financial institutions. The market value of the securities held pursuant to the agreements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

 Supply Inventories

  Supply inventories consist principally of linen, cleaning and other room supplies and are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

 Property and Equipment

  Property and equipment is stated at cost. The Company capitalizes interest, salaries and related costs for site selection, design and construction supervision.

  Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to operations as incurred; major renewals and improvements are capitalized. The gain or loss on the disposition of property and equipment is recorded in the year of disposition.

  The lives of the assets are as follows:

   Building and improvements..........................................  40 years
   Furniture, fixtures and equipment.................................. 3-7 years

                          EXTENDED STAY AMERICA, INC.

 Preacquisition Costs

  The Company incurs costs related to the acquisition of property sites. These costs are capitalized when it is probable that a site will be acquired. These costs are reclassified to property and equipment upon acquisition. In the event the acquisition of the site is not consummated, the costs are charged to corporate operating expenses.

 Deferred Loan Costs

  The Company has incurred costs in obtaining financing. These costs have been deferred and will be amortized over the life of the respective loans using the effective yield method.

 Pre-Opening Costs

  The Company capitalizes compensation and other training-related costs incurred prior to the opening of a property. Included in other assets as of December 31, 1996 and 1995 are costs of $282,000 and $8,000, net of accumulated amortization of $70,000 and $6,000, respectively, which are being amortized over a period of twelve months.

 Organization Costs

  Organization costs of $219,000 and $41,000 are included in other assets, net of accumulated amortization of $25,881 and $10,000, as of December 31, 1996 and 1995, respectively, and are being amortized over sixty months using the straight-line method.

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

 Revenue Recognition

  Room revenue and other income are recognized when earned.

 Business Segment

  The Company operates principally in one business segment which is to develop, own, and manage extended stay lodging facilities.

 Net Income (Loss) Per Common Share

  The net income per common share amount in the statement of operations for the year ended December 31, 1996 has been computed in accordance with Accounting Principles Board Opinion (APB) No. 15. For the period ended December 31, 1995, the net loss per common share amount in the statement of operations has been computed in accordance with a Staff Accounting Bulletin
(SAB) of the Securities and Exchange Commission and APB No. 15. According to the SAB, equity securities, including stock, warrants, options and other potentially dilutive securities, issued within a twelve-month period prior to an initial public offering of common stock must be treated as common stock equivalents when computing earnings per share for all periods presented

                          EXTENDED STAY AMERICA, INC.

if the issue price of the common stock or the exercise price of the warrants, options or other potentially dilutive securities is substantially less than the initial public offering price, including loss years where the impact of the incremental shares is antidilutive. As permitted by the SAB, the treasury stock method has been used in determining the weighted average number of shares of Common Stock outstanding during the period presented.

  On October 19, 1995, the Board of Directors of the Company declared a 210-for-1 stock split effected in the form of a dividend. On May 9, 1996, the Board of Directors of the Company declared a 2-for-1 stock split effected in the form of a stock dividend payable on July 19, 1996. Accordingly, all share and per share amounts have been adjusted retroactively to reflect these events.

NOTE 3--PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                     DECEMBER 31, DECEMBER 31,
                                                         1996         1995
                                                     ------------ ------------
                                                          (IN THOUSANDS)
   Land and improvements, including land under
    current development.............................   $ 99,085     $ 9,074
   Buildings and improvements.......................    136,398       5,350
   Furniture, fixtures and equipment................     34,560       1,197
   Construction in progress.........................     38,878       2,715
                                                       --------     -------
                                                        308,921      18,336
   Less accumulated depreciation....................      2,854         131
                                                       --------     -------
   Total property and equipment.....................   $306,067     $18,205
                                                       ========     =======

  The Company had commitments to construct additional extended stay properties totaling approximately $280 million at December 31, 1996.

  For the period ended December 31, 1995, the Company incurred interest of $98,000, all of which was capitalized and included in the cost of buildings and improvements. No interest expense was capitalized during 1996.

NOTE 4--OPTIONS TO PURCHASE PROPERTY SITES

  As of December 31, 1996, the Company had options to purchase parcels of real estate in 106 locations in 31 states. The Company had paid approximately $3.3 million in connection with these options as of December 31, 1996. If for any reason the Company does not acquire these parcels, the amounts paid in connection with the options are generally refundable. These amounts are included in site deposits and preacquisition costs.

NOTE 5--ACQUISITION OF EXTENDED STAY PROPERTIES

  On August 18, 1995, the Company acquired an existing extended stay property from Welcome Inn America 89-1, L.P for approximately $4 million which was paid for by the issuance of 714,000 shares of the Company's common stock (the "Common Stock") valued at $1.7 million and payment of approximately $2.3 million in cash.

  During 1996, the Company acquired ten (10) extended stay facilities from a number of unrelated sellers (the "Acquisitions") for approximately $59.6 million, which was paid for by the issuance of approximately 4.5 million shares of Common Stock valued at approximately $55.3 million and approximately $4.3 million in cash. As a part of the Acquisitions, the Company assumed and subsequently retired liabilities aggregating approximately $470,000 under certain leases for personal property.

                          EXTENDED STAY AMERICA, INC.

  The Acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the properties are included in the consolidated statements of operations from the date of acquisition.

  The following unaudited pro forma condensed statements of operations of the Company are presented as if the acquisitions of the above extended stay properties and the issuance of shares to acquire and to fund the cash portion of the purchase prices had occurred on January 9, 1995 (the date of inception of the Company). These statements also reflect estimated incremental expenses to operate as a publicly held company as if the Company were publicly held on the date of inception. These pro forma condensed statements of operations are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 9, 1995, nor does it purport to represent the results of operations for future periods.

                                           PRO FORMA FOR THE
                                              PERIOD FROM
                                            JANUARY 9, 1995   PRO FORMA FOR THE
                                          (INCEPTION) THROUGH    YEAR ENDED
                                           DECEMBER 31, 1995  DECEMBER 31, 1996
                                          ------------------- -----------------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Total revenue.........................       $14,165            $20,958
   Total costs and expenses..............        12,313             24,973
                                                -------            -------
   Income (loss) from operations.........         1,852             (4,015)
   Interest income.......................           805             11,538
                                                -------            -------
   Income before income taxes............         2,657              7,523
   Provision for income taxes............         1,036              3,009
                                                -------            -------
   Net income............................       $ 1,621            $ 4,514
                                                =======            =======
   Net income per common share...........       $  0.05            $  0.07
                                                =======            =======
   Weighted average number of common and
    equivalent shares outstanding during
    the period...........................        30,520             61,584
                                                =======            =======

NOTE 6--NOTE PAYABLE

  In conjunction with the acquisition of a property site, the Company issued a note payable to the seller in the amount of $630,200. The note was collateralized by a deed of trust on the property. The note bore interest at a rate of three percent per year and was paid on January 2, 1996.

NOTE 7--PREFERRED STOCK

  Shares of preferred stock may be issued from time to time, in one or more series, as authorized by the Board of Directors. Prior to issuance of shares of each series, the Board will designate for each such series, the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption, as are permitted by law. No shares of preferred stock are outstanding and the Company has no present plans to issue any shares of preferred stock.

                          EXTENDED STAY AMERICA, INC.

NOTE 8--STOCK OPTION PLANS

  The Company has three stock option plans (collectively, the "Plans"), including the 1995 and 1996 Employee Stock Option Plans (the "Employee Plans") and the 1995 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). The Plans provide for grants to certain officers, directors and key employees of stock options to purchase shares of Common Stock of the Company. Options granted under the plans expire ten years from the date of grant. Options granted under the Employee Plans vest ratably over a four year period and options granted under the Directors' Plan vest six months from the date of grant.

  A summary of the status of the Plans as of December 31, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                            1996                   1995
                                   ----------------------- --------------------
                                   NUMBER OF   PRICE PER   NUMBER OF PRICE PER
                                    SHARES       SHARE      SHARES     SHARE
                                   ---------  ------------ --------- ----------
   Outstanding at beginning of
    year.......................... 2,425,002  $ 2.38- 6.50
   Granted........................ 3,555,762   10.50-22.38 2,425,002 $2.38-6.50
   Exercised......................   (20,600)         2.38
   Forfeited......................  (148,296)   2.38-14.44
                                   ---------  ------------ --------- ----------
   Outstanding at end of year..... 5,811,868  $ 2.38-22.38 2,425,002 $2.38-6.50
                                   =========               =========
   Options exercisable at year-
    end........................... 1,002,771  $ 2.38-22.38
   Available for future grants.... 3,001,652               1,409,118
   Total shares reserved for
    issuance as of December 31.... 8,813,520               3,834,120
   Weighted average fair value of
    options granted during the
    year..........................                   $5.24                $1.67
                                              ============           ==========

  On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). As permitted by SFAS 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized for options granted under the Plans. Had compensation cost for the Plans been determined based on the fair value at the date of grant for awards under the Plans consistent with the method of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below.

                                             1996                  1995
                                     --------------------- ---------------------
                                     AS REPORTED PRO FORMA AS REPORTED PRO FORMA
                                     ----------- --------- ----------- ---------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Net income (loss)................   $3,436      $ 198     $(1,307)   $(1,632)
   Net income (loss) per share......   $ 0.06      $0.00     $ (0.05)   $ (0.06)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following assumptions used for grants in 1996 and 1995: dividend yield of 0%, expected volatility of 33.47%, risk-free interest rate of 6% and expected life of 5.5 years.

  The following table summarizes information about the Company's stock options at December 31, 1996:

                                OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                          -------------------------------- --------------------
                            NUMBER     WEIGHTED              NUMBER
                          OUTSTANDING   AVERAGE   WEIGHTED OUTSTANDING WEIGHTED
                             AS OF     REMAINING  AVERAGE     AS OF    AVERAGE
                           DECEMBER   CONTRACTUAL EXERCISE  DECEMBER   EXERCISE
                           31, 1996      YEARS     PRICE    31, 1996    PRICE
                          ----------- ----------- -------- ----------- --------
   $ 2.38- 2.38..........  1,356,266     8.60      $ 2.38     337,557   $ 2.38
   $ 6.50- 6.50..........    980,844     8.90        6.50     365,214     6.50
   $10.50-10.50..........  1,242,382     9.21       10.50     300,000    10.50
   $11.00-13.31..........    682,896     9.29       12.73           0     0.00
   $13.38-13.38..........    912,812     9.01       13.38           0     0.00
   $14.00-22.38..........    636,668     9.65       17.01           0     0.00
                           ---------     ----      ------   ---------   ------
   $ 2.38-22.38..........  5,811,868     9.04      $ 9.36   1,002,771   $ 6.31
                           =========     ====      ======   =========   ======

                          EXTENDED STAY AMERICA, INC.

NOTE 9--MORTGAGE FACILITIES

  On October 31, 1995 the Company executed a mortgage facility with DLJ Mortgage Capital, Inc. (an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, one of the representatives of the underwriters of the Company's Common Stock offerings) (the " DLJ Mortgage Facility") providing for up to $100 million in mortgage financing (which was reduced by the company from $200 million in connection with the establishment of the CSFB mortgage facility described below) to be used to finance, subject to certain conditions, on a long-term basis, newly constructed extended stay lodging facilities. Draws under the DLJ Mortgage Facility will be made on an individual property basis in amounts ranging from 50% to 75% of construction costs, depending on the operating results of the individual property.

  The DLJ Mortgage Facility provides for the following fees to be paid by the
Company: (1) a commitment fee of $1,600,000 which was paid pursuant to the execution of the facility; (2) a drawdown fee of 1% of the funds loaned under the facility; and (3) a fee paid by the issuance of 1,501,080 shares of Common Stock of the Company at the time the facility was executed. These fees, which include the estimated fair market value of the Common Stock issued to the lender, will be amortized over the life of the facility using the effective yield method, thus increasing the effective interest rate above the stated interest rate discussed below. Additionally, the lender was provided the right, which it has exercised, to purchase 1,000,860 shares of Common Stock at a price of $2.38 per share upon the execution of the facility.

  All amounts borrowed under the DLJ Mortgage Facility will be fully guaranteed by the Company and will be collateralized by, among other things, first mortgages on the properties financed and assignment of leases, rents and security deposits related to each property. The amounts drawn under the facility will bear interest at a base rate equal to the ten-year U.S. Treasury securities rate plus 4.0% at the times the loans under the facility are made. Advances under the facility will be provided on an interest only basis for a pre-stabilization period and will be amortized based on a 25-year schedule thereafter with a final maturity on the December 31 following the tenth anniversary of the date that the loan begins to amortize.

  Prepayment of mortgage loans made under the DLJ Mortgage Facility may be made subject to specified penalties provided certain conditions are met. Such prepayments may be made without penalty within five years of their respective final maturity dates. The facility provides that the Company must maintain a tangible net worth of not less than $40,000,000 and amounts due under the facility may at any time become immediately due and payable if the current members of the Board of Directors cease to constitute a majority of the board. The Company must place $22,500,000 in an escrow account in the name of the lender prior to obtaining the first loan and an additional $22,500,000 once the loan amount exceeds $33,750,000. Funds deposited in the escrow account will be classified as noncurrent and will be used to acquire and construct extended stay lodging facilities. The loan also requires the Company to fund certain other escrow accounts. The Company's dividends cannot exceed 50% of the excess of its net income for any period over its cumulative losses not previously applied in computing the limitation.

  The Company also has a mortgage facility (the "CSFB Mortgage Facility") from CS First Boston Mortgage Capital Corporation (an affiliate of CS First Boston Corporation, one of the representatives of the underwriters of the Company's June 1996 Common Stock offering) which provides up to $300 million in mortgage financing, subject to certain conditions and limitations, for completed facilities.

                          EXTENDED STAY AMERICA, INC.

  Under the CSFB Mortgage Facility, each extended stay lodging facility financed thereby will, upon obtaining a certificate of occupancy, receive funding of 65% of the lesser of the total development cost, the approved budget, or the appraised value, subject to limitations based on projected debt service coverage ratios. The Company may choose either a fixed rate loan or a floating rate loan at the time the loan is to be funded, subject, however, to a requirement that a minimum of $50 million of loans must be made under the chosen rate program before the other rate program can be selected. Interest on each loan will be payable monthly at either (i) a fixed rate equal to the rate of 7-year U.S. Treasury securities on the date of funding plus from 3.55% to 3.85% depending upon the aggregate amount of fixed rate loans, or (ii) a floating rate equal to the 30-day LIBOR rate plus 3%. Principal amortization will generally be based on a 15-year term for fixed rate loans and based on a 20-year term with an assumed 9.9% interest rate for floating rate loans. Fixed rate loans will mature on the earlier of seven years and three months from the date that the first such loan is funded or May 2004. All floating rate loans will mature three years from the execution of a credit facility agreement. Prepayments of fixed rate loans may be made after five years, subject to certain penalties. Prepayments of floating rate loans may be made after one year without penalty. Amounts borrowed under the CSFB Mortgage Facility will be collateralized by, among other things, a first mortgage encumbering each lodging facility so financed and an assignment of the revenues and profits from such facilities.

  Funding under the CSFB Mortgage Facility is subject to, among other things, market capitalization of the Company of at least $300 million, maintenance of certain debt service coverage ratios, maintenance of unrestricted and unpledged cash of not less than $20 million, the funding by the Company of certain escrow accounts, and prior approval by the lender of the construction and operating budgets. The CSFB Mortgage Facility also contains certain affirmative and negative covenants similar to those contained in the DLJ Mortgage Facility. The Company, may, however, finance new properties through other lenders without first submitting such property for approval by the lender for financing under the CSFB Mortgage Facility. However, in the event that the Company finances more than $175 million of secured facility debt (other than construction financing and certain other financings) with another lender prior to May 1999, without having financed at least $100 million of such debt under the CSFB Mortgage Facility, the lender may terminate its obligation to fund additional facilities under the CSFB Mortgage Facility.

  All or any portion of the amounts outstanding under the CSFB Mortgage Facility will become due and payable, at the option of the lender, if an event of default occurs, including, among other things, (i) a declared default or acceleration under other indebtedness of the Company; (ii) certain events of bankruptcy with respect to the Company or any of its subsidiaries; (iii) the Company's tangible net worth ceases to exceed $50 million; (iv) a dividend pay-out by the Company in excess of 50% of the excess of its net income for any period over its cumulative losses not previously applied in computing the limitation; (v) the current members of the Company's Board of Directors cease to constitute a majority of the Board; or (vi) Mr. H. Wayne Huizenga or Mr. George D. Johnson, Jr. cease to be Board members to the extent that they are living and have not been judicially incompetent.

  The Company believes that there is no material difference in the carrying amount (including the terms and conditions outlined above) and estimated fair value of the Company's mortgage facilities.

NOTE 10--RELATED PARTY TRANSACTIONS

  During 1995, the Company borrowed under an informal revolving loan agreement from shareholders and their affiliates, which was paid on August 18, 1995. The maximum amount outstanding during the period was approximately $4,476,000. In 1995, interest payments of approximately $92,000 were made on the loans from shareholders and their affiliates, all of which were capitalized and included in the cost of buildings and improvements.

                          EXTENDED STAY AMERICA, INC.

  During 1995, the Company acquired a property site for approximately $562,000 in cash from a partnership in which certain shareholders are partners.

  In 1996, the Company entered into a 10-year lease for a suite at Pro Player Stadium (formerly Joe Robbie Stadium) for a base rental of $115,000 per year, subject to certain additional charges and periodic escalation, and a 3-year lease for a suite at Homestead Motor Sports Complex for a base rental of approximately $53,000 per year, subject to certain additional charges. The Chairman of the Company's Board of Directors owns Pro Player Stadium and has an approximate 50% interest in Homestead Motor Sports Complex.

  During 1996 and 1995, the Company incurred charges of approximately $ 983,000 and $412,000 from a company controlled by the Chief Executive Officer of the Company for the use of airplanes, including approximately $204,000 and $133,000 in amounts due to related parties as of December 31, 1996 and 1995, respectively.

  A director of the Company is a partner of a law firm which charged the Company fees of approximately $54,000 and $126,000 during 1996 and 1995, respectively. Substantially all of such charges were incurred in connection with the Company's organization, offerings of Common Stock, mortgage facilities and acquisition of extended stay facilities.

NOTE 11--INCOME TAXES

  Income tax expense consists of deferred taxes of (in thousands):

   Year ended December 31, 1996:
     U.S. Federal....................................................... $1,203
     State and local....................................................    267
                                                                         ------
                                                                         $1,470
                                                                         ======

  Under the provisions of SFAS 109, there was no income tax expense on the net loss for the period ended December 31, 1995. Accordingly, there was no current or deferred federal or state income tax expense in the initial period.

  Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income as a result of the following:

                                                                  1996   1995
                                                                  ----   -----
   Computed "expected" tax rate.................................. 35.0 % (35.0)%
   Increase (reduction) in income taxes resulting from:
     Change in valuation allowance............................... (9.2)   34.7
     State and local income taxes, net of federal benefit........  4.9
     Other.......................................................  (.7)     .3
                                                                  ----   -----
   Annual effective income tax rate.............................. 30.0 %   0.0 %
                                                                  ====   =====

                          EXTENDED STAY AMERICA, INC.

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 (in thousands) are presented below:

                                                                  1996    1995
                                                                 -------  ----
   Deferred tax assets:
     Start up expenses capitalized for tax......................          $242
     Net operating loss carryforward............................ $   986   155
     Other......................................................      14    78
                                                                 -------  ----
       Total gross deferred tax asset...........................   1,000   475
     Less valuation allowance...................................          (453)
                                                                 -------  ----
     Deferred tax asset.........................................   1,000    22
   Deferred tax liability:
     Fixed assets, due to differences in depreciation methods
     and basis..................................................  (2,362)  (22)
                                                                 -------  ----
                                                                 $(1,362) $
                                                                 =======  ====

  At December 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $2,300,000, which are available to offset future federal taxable income, if any, through 2011.

  The valuation allowance for deferred tax assets as of January 1, 1996 was $453,000 which was established in the Company's initial period. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1996. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE 12--PUBLIC OFFERINGS

  On December 19, 1995, the Company closed an initial public offering of 10,120,000 shares of its Common Stock at a public offering price of $ 6.50 per share and a concurrent offering to existing shareholders of 4,135,650 shares of Common Stock at an offering price of $ 6.05 per share, being the initial public offering price per share less the underwriting discounts and commissions. The proceeds to the Company of such offerings were approximately $85 million, net of offering expenses.

  On June 5, 1996, the Company closed a public offering of 19,550,000 shares of its Common Stock at a public offering price of $15.50 per share. The proceeds to the Company of such offering was approximately $289 million, net of offering expenses.

                          EXTENDED STAY AMERICA, INC.

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

NOTE 13--QUARTERLY RESULTS (UNAUDITED)

  The following is a summary of quarterly operations for the years ended December 31, 1996 and 1995 (in thousands except per share data):

                                                         1996
                                            ----------------------------------
                                             FIRST   SECOND    THIRD   FOURTH
                                            QUARTER  QUARTER  QUARTER  QUARTER
                                            -------  -------  -------  -------
Total revenue.............................. $ 1,171  $ 2,332  $ 5,410  $ 6,832
Operating (loss)...........................  (1,879)  (1,709)  (1,223)  (1,821)
Net income (loss)..........................    (429)     415    2,293    1,157
Net income (loss) per share................ $ (0.01) $  0.01  $  0.03  $  0.02
                                                         1995
                                            ----------------------------------
                                             FIRST   SECOND    THIRD   FOURTH
                                            QUARTER  QUARTER  QUARTER  QUARTER
                                            -------  -------  -------  -------
Total revenue.............................. $     0  $    10  $   295  $   573
Operating loss.............................    (249)    (514)    (625)    (768)
Net loss...................................    (249)    (514)    (491)     (53)
Net loss per share......................... $ (0.01) $ (0.02) $ (0.02) $ (0.00)

NOTE 14--SUBSEQUENT EVENTS

  On January 16, 1997, the Company and ESA Merger Sub, Inc. ("Merger Sub"), a newly formed subsidiary of the Company, and Studio Plus Hotels, Inc. ("Studio Plus"), announced that they had entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Studio Plus will be merged with and into Merger Sub (the "Merger"). The Merger Agreement provides that upon the consummation of the Merger, each share of Studio Plus Common Stock will be converted into the right to receive 1.2272 shares of Common Stock of the Company. Consummation of the Merger is subject to a number of conditions, including the approval of the stockholders of both Studio Plus and the Company. If approved, the Merger will be accounted for as a pooling of interests.

  In January 1997, the Company adopted the 1997 Employee Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for grants to certain officers, directors and key employees of stock options to purchase shares of Common Stock of the Company. Options may be granted with respect to a total of not more than 6,000,000 shares of Common Stock under the 1997 Plan, subject to antidilution and other adjustment provision. Such options expire ten years from the date of grant and vest over a four-year period. The 1997 Plan is subject to the approval of the shareholders of the Company.

  On February 6, 1997, the Company completed a private placement of 11.5 million shares of its Common Stock at a purchase price of $17.625 per share, for an aggregate amount of approximately $203 million. Net proceeds received by the Company from the private placement were approximately $198 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

  The information appearing under the caption "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 1997 (the "Proxy Statement"), is incorporated herein by reference.

EXECUTIVE OFFICERS

  Set forth below are the names of the executive officers of the Company and its subsidiaries, their ages at December 31, 1996, the positions they hold with the Company or its subsidiaries, and summaries of their business experience. Executive officers of the Company are elected by and serve at the discretion of the Board of Directors of the Company.

NAME                      AGE                       POSITION
----                      ---                       --------
H. Wayne Huizenga*......   59 Chairman of the Board of Directors
George D. Johnson, Jr.*.   54 President, Chief Executive Officer, and Director
Robert A. Brannon.......   46 Senior Vice President, Chief Financial Officer,
                               Secretary and Treasurer
Richard A. Fadel, Jr....   38 Vice President--Operations of ESA Management, Inc.
Michael R. Beck.........   35 Vice President--Real Estate of ESA Management, Inc.
Corry W. Oakes..........   30 Vice President--Construction of ESA Management, Inc.
Gregory R. Moxley.......   41 Vice President--Finance and Controller
Michael M. Wilson.......   57 Vice President--Marketing of ESA Management, Inc.
Shawn R. Ruben..........   30 Vice President--Development of ESA Management, Inc.
Robert W. Levis.........   33 Vice President--Corporate Development of ESA
                               Management, Inc.
Harold E. Wright........   53 Senior Vice President--Real Estate of ESA
                               Management, Inc.

--------
*Member of Executive Committee of the Board of Directors

  H. Wayne Huizenga became a director of the Company in August 1995 and serves as Chairman of its Board of Directors. Mr. Huizenga also currently serves as Chairman of the Board of Directors and Co-Chief Executive Officer of Republic and Chairman of the Board of Directors of FPHI. Mr. Huizenga served until 1995 as Vice-Chairman of Viacom, a position he assumed upon its merger with Blockbuster in 1994. Mr. Huizenga became a director of Blockbuster in February 1987 and was elected as Chairman of the Board and Chief Executive Officer from April 1987 through September 1994. He is a co-founder of Waste Management, Inc. (now WMX Technologies, Inc. ("WMX")), a waste disposal and collection company, where he served in various capacities, including President, Chief Operating Officer and director until May 1984. From May 1984 to present, Mr. Huizenga has been an investor in several businesses and is the sole stockholder and Chairman of the Board of Huizenga Holdings, Inc., a holding and management company with various business interests. In connection with these business interests, Mr. Huizenga has been actively involved in strategic planning for, and executive management of, these businesses. He also has a majority ownership interest in the Florida Marlins, a Major League Baseball franchise, the Miami Dolphins, a National Football League franchise, and Pro Player Stadium in South Florida.

  George D. Johnson, Jr. has been President, Chief Executive Officer, and a director of the Company since January, 1995. He is responsible for all aspects of development, operation, marketing, and personnel of the Company. Mr. Johnson is the former President of the Consumer Products Division of Blockbuster Entertainment Group, a division of Viacom. In this position he was responsible for all U. S. video and music stores. Mr. Johnson has over 30 years of experience developing and managing various businesses. He was formerly the managing general partner of WJB Video, the largest Blockbuster franchisee which developed over 200 video stores prior to a merger with Blockbuster in 1993 and is the managing general partner of American Storage Limited Partnership, a chain of 23 self-storage facilities located in the Carolinas and Georgia. He formerly served as a director of Viacom and currently serves on the board of directors of Republic, FPHI, and Duke Power Company. He has been the Chairman of the Board of Directors of Johnson Development Associates, Inc. since its founding in 1986. Johnson Development Associates, Inc. is a real estate management, leasing, and development company controlling approximately two million square feet of commercial, retail, and industrial property located in the Carolinas and Georgia which are owned by various partnerships controlled by Mr. Johnson and his brother, Stewart H. Johnson. Mr. Johnson practiced law in Spartanburg, South Carolina from 1967 until 1986 and served three terms in the South Carolina House of Representatives.

  Robert A. Brannon has been Chief Financial Officer of the Company since February 1995 and Senior Vice President, Secretary, and Treasurer since August 1995. He is responsible for overseeing accounting procedures and controls, along with financial reporting and cash management. Prior thereto, he served as Vice President--Finance for the Domestic Home Video division of the Blockbuster Entertainment Group, where he was responsible for financial management and control of over 2,000 video stores. Prior to joining Blockbuster in 1993, Mr. Brannon was Chief Financial Officer for WJB Video and for American Storage Limited Partnership. In those capacities, Mr. Brannon was responsible for the financial aspects of the development of over 200 video stores and 23 self-storage facilities. Prior to his participation in these businesses, Mr. Brannon served as a Certified Public Accountant in various management and staff positions with local and national accounting firms.

  Richard A. Fadel, Jr. has been Vice President--Operations of ESA Management since June 1996. Mr. Fadel is responsible for staffing and managing the operations of the Company's extended stay facilities. Mr. Fadel served as Zone Vice President of Operations for the Blockbuster Entertainment Group from August 1993 through June 1996, where he was responsible for the operations of over 500 stores. Prior to joining Blockbuster, Mr. Fadel was employed by WJB Video, where he served as Director of Operations from April 1992 through August 1993 and as Regional Manager of Operations from December 1990 through April 1992. Prior to joining WJB Video, Mr. Fadel held retail management positions with The Limited, Inc. and Peebles Department Stores, Inc. from 1981 through 1990.

  Michael R. Beck has been Vice President--Real Estate of ESA Management from January 1997, of ESA Properties from January 1996 through December 1996, and of the Company from September 1995 through December 1995. Mr. Beck is responsible for identifying and negotiating the purchase of suitable locations for the Company's expansion. Prior to joining the Company, Mr. Beck served in various capacities including Vice President--Development at Blockbuster Entertainment Group from July 1993 to May 1995, where he was responsible for new store development including real estate construction and distribution for Blockbuster Video and Blockbuster Music. From May 1989 to July 1993, Mr. Beck served in various capacities at WJB Video, including the position of Director of Strategic Planning where he was responsible for real estate acquisition and construction, marketing, and video tape purchasing.

  Corry W. Oakes has been Vice President--Construction of the Company from January 1995 to January 1996 and Vice President--Construction of ESA Management since January 1996. Mr. Oakes is responsible for managing initial construction of all properties as well as ongoing renovations and repairs. Prior thereto, he served as a National Director of Construction for the Blockbuster Entertainment Group. In that capacity, he was responsible for the development of over 400 video and music stores during 1994 alone. Prior to joining Blockbuster in 1993, Mr. Oakes served as Construction Manager for WJB Video. Mr. Oakes also served as property manager with Westover Development Company, a real estate development firm.

  Gregory R. Moxley has been Controller of the Company since October 1995 and Vice President--Finance of the Company since January 1996, where he is responsible for the accounting, budgeting, and financial reporting functions. From 1990 until joining the Company, Mr. Moxley held various positions, including Director of Financial Reporting and Assistant Treasurer, with One Price Clothing Stores, Inc., a national chain of women's apparel stores. Prior to that, Mr. Moxley served as a Certified Public Accountant in various management and staff positions with Ernst & Young from 1978 to 1990.

  Michael M. Wilson has been Vice President--Marketing of ESA Management since February 1996. Mr. Wilson is responsible for developing and implementing marketing strategy and public relations. From September 1993 until he joined the Company, he served as Director of Marketing--Special Projects for Blockbuster, where he was responsible for marketing and developing proprietary technology. Before joining Blockbuster in 1993, Mr. Wilson was Director of Marketing of WJB Video. Prior thereto, Mr. Wilson founded and served as President of two private consumer products companies, Lasso Closure Corp. and Torus Corporation, and served as Senior V.P. for Henderson Advertising in Greenville, South Carolina.

  Shawn R. Ruben has been Vice President--Development of ESA Management since December 1995. Mr. Ruben is responsible for managing the due diligence process on all of the Company's properties as well as land closings and loan approvals. Prior thereto, he served as National Director of Real Estate for the Blockbuster Entertainment Group, where he was responsible for new store development, asset management, and all real estate legal matters. Before joining Blockbuster in 1991, Mr. Ruben practiced law in Florida.

  Robert W. Levis has been Vice President--Corporate Development of ESA Management since April 1996. Mr. Levis is responsible for corporate strategy, including acquisitions. From 1992 until he joined the Company, Mr. Levis was Director, Corporate Development for Blockbuster where he was responsible for corporate strategy for new lines of business, including mergers and acquisitions. From 1995 until he joined the Company, Mr. Levis was also Vice President, Corporate Development and Finance for Discovery Zone, Inc. ("Discovery Zone"), an owner and franchisor of family indoor entertainment and fitness facilities, during the period it was managed by Blockbuster. On March 25, 1996, Discovery Zone announced that it had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Prior thereto, Mr. Levis was a Manager, Real Estate and Hospitality Consulting with KPMG Peat Marwick.

  Harold E. Wright has been Senior Vice President--Real Estate of ESA Management since January 1997 and was President of ESA Development, a wholly-owned subsidiary of the Company, from June 1995 through December 1996. Prior to joining ESA Development, Inc., Mr. Wright was President of HVI, Inc., formerly Homestead Venture, Inc., a site selection and development company of extended stay facilities in the Southwest. From 1989 to 1992, Mr. Wright was President of Homestead Properties, Inc., which developed and operated three extended stay properties in North Carolina. Prior to that time, Mr. Wright was involved in commercial and real estate development in Georgia and Florida.

ITEM 11. EXECUTIVE COMPENSATION

  Information appearing under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information appearing under the caption "Principal Stockholders" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information appearing under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

  Reference is made to the information set forth in Part II, Item 8 of this Report, which information is incorporated herein by reference.

(A)(2) FINANCIAL STATEMENT SCHEDULES

  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions, are not applicable, or the information has been provided in the consolidated financial statements or the notes thereto.

(A)(3) EXHIBITS

  The exhibits to this report are listed in the Exhibit Index included elsewhere herein. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

     10.3  Amended and Restated 1995 Stock Option Plan of the Company
     10.4  Employment Agreement, dated as of June 1, 1995, between ESA
           Development, Inc. and Harold E. Wright
     10.5  Stock Option Agreement, dated as of June 1, 1995, between ESA
           Development, Inc. and Harold E. Wright
     10.6  1995 Stock Option Plan for Non-Employee Directors of the Company
     10.10 Amended and Restated 1996 Employee Stock Option Plan of the Company
     10.11 Employment Agreement dated March 18, 1996 between ESA Development,
           Inc. and Harold E. Wright

(B) REPORTS ON FORM 8-K

  The Company did not file any reports on Form 8-K during the fourth quarter of 1996. The Company filed a report on Form 8-K dated January 16, 1997 (as amended by Form 8-K/A dated January 16, 1997) relating to the Merger Agreement and a report on Form 8-K dated February 5, 1997 relating to the Private Placement.

(C) EXHIBITS

     EXHIBIT
     NUMBER                     DESCRIPTION OF EXHIBIT
     -------                    ----------------------
      2.1    Agreement to Purchase Hotel and related agreements dated
             January 24, 1996 between the Company and John W. Baker and
             Apartment/Inn, L.P. (incorporated by reference to Exhibit
             2.2 to the Company's Registration Statement on Form S-1,
             Registration No. 333-102)
      2.2    Agreement to Purchase Hotel and related agreements dated
             February 23, 1996 among ESA 0992, Inc., ESA 0993, Inc.,
             Hometown Inn I, LTD, and Hometown Inn II, LTD. (incorporated by reference to Exhibit 2.3 to the Company's Registration
             Statement on Form S-1, Registration No. 333-102)
      2.3    Agreement to Purchase Hotel dated May 1, 1996 and related
             agreements among ESA Properties, Inc., Kipling Hospitality
             Enterprise Corporation, and J. Craig McBride (incorporated by reference to Exhibit 2.4 to the Company's Report on Form
             10-Q for the quarter ended March 31, 1996)

     EXHIBIT
     NUMBER                     DESCRIPTION OF EXHIBIT
     -------                    ----------------------
      2.4    Agreement to Purchase Hotel dated as of June 24, 1996 and
             related agreements among the Company, ESA 0996, Inc.,
             Apartment Inn Partners/Gwinnett, L.P., and Rosa Dziewienski
             Pajonk (incorporated by reference to Exhibit 2.5 to the
             Company's Registration Statement on Form S-1, Registration
             No. 333-102)
      2.5    Agreements to Purchase Hotels dated as of June 25, 1996 and related agreements between the Company and ESA Properties,
             Inc. and Boulder Manor, Inc., Melrose Suites, Inc.,
             St. Louis Manor, Inc., and Michael J. Mona, Jr. and Dean
             O'Bannon (incorporated by reference to Exhibit 2.6 to the
             Company's Registration Statement on Form S-1, Registration
             No. 333-102)
      2.6    Agreement and Plan of Merger dated as of January 16, 1997 by and among the Company, Merger Sub, and Studio Plus
             (incorporated by reference to Exhibit 2.1 to the Company's
             Current Report on Form 8-K dated January 16, 1997)
      3.1    Restated Certificate of Incorporation of the Company
             (incorporated by reference to Exhibit 3.1 to the Company's
             Registration Statement on Form S-1, Registration
             No. 33-98452)
      3.2    Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration
             Statement on Form S-1, Registration No. 33-98452)
      4.1    Specimen certificate representing shares of Common Stock
             (incorporated by reference to Exhibit 4.1 to the Company's
             Registration Statement on Form S-1, Registration
             No. 33-98452)
     10.1    Form of Subscription Agreement and related Demand Note and
             Stockholders Agreement between the Company and approximately
             30 investors entered into in August 1995 (incorporated by
             reference to Exhibit 10.1 to the Company's Registration
             Statement on Form S-1, Registration No. 33-98452)
     10.2    Mortgage Facility, dated October 31, 1995, between the
             Company and DLJ Mortgage Capital, Inc. (incorporated by
             reference to Exhibit 10.2(b) to the Company's Registration
             Statement on Form S-1, Registration No. 33-98452)
     10.3    Amended and Restated 1995 Employee Stock Option Plan of the
             Company (incorporated by reference to Exhibit 10.3 to the
             Company's Report on Form 10-Q for the quarter ended March
             31, 1996)
     10.4    Employment Agreement dated as of June 1, 1995 between ESA
             Development, Inc. and Harold E. Wright (incorporated by
             reference to Exhibit 10.4 to the Company's Registration
             Statement on Form S-1, Registration No. 33-98452)
     10.5    Stock Option Agreement dated as of June 1, 1995 between ESA
             Development, Inc. and Harold E. Wright (incorporated by
             reference to Exhibit 10.5 to the Company's Registration
             Statement on Form S-1, Registration No. 33-98452)
     10.6    1995 Stock Option Plan for Non-Employee Directors of the
             Company (incorporated by reference to Exhibit 10.6 to the
             Company's Report on Form 10-Q for the quarter ended March
             31, 1996)
     10.7    Contract to Buy and Sell Real Property, dated April 20,
             1995, between the Company and North Town Associates, L.P.
             (incorporated by reference to Exhibit 10.7 to the Company's
             Registration Statement on Form S-1, Registration No. 33-
             98452)
     10.8    Aircraft Dry Lease dated June 12, 1995 between Wyoming
             Associates, Inc. and the Company (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on
             Form S-1, Registration No. 33-98452)

     EXHIBIT
     NUMBER                     DESCRIPTION OF EXHIBIT
     -------                    ----------------------
     10.9    Aircraft Dry Lease dated June 12, 1995 between Wyoming
             Associates, Inc. and the Company (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on
             Form S-1, Registration No. 33-98452)
     10.10   Amended and Restated 1996 Employee Stock Option Plan of the
             Company (incorporated by reference to Exhibit 10.10 to the
             Company's Report on Form 10-Q for the quarter ended March
             31, 1996)
     10.11   Employment Agreement dated as of March 18, 1996 between ESA
             Development, Inc. and Harold E. Wright (incorporated by
             reference to Exhibit 10.11 to the Company's Report on Form
             10-Q for the quarter ended March 31, 1996)
     10.12   Aircraft Dry Lease dated April 5, 1996 between Morgan Corp.
             and the Company (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1,
             Registration No. 333-03373)
     10.13   Homestead Motorsports Complex Executive Suite License
             Agreement dated February 14, 1996 among The Homestead
             Motorsports Joint Venture, Miami Motorsports Joint Venture,
             and the Company (incorporated by reference to Exhibit 10.13 to the Company's Report on Form 10-Q for the quarter ended
             March 31, 1996)
     10.14   Joe Robbie Stadium Executive Suite License Agreement dated
             March 18, 1996 between Robbie Stadium Corporation and the
             Company (incorporated by reference to Exhibit 10.14 to the
             Company's Report on Form 10-Q for the quarter ended March
             31, 1996)
     10.15   Credit Facility Agreement dated May 24, 1996 between the
             Company and CS First Boston Mortgage Capital Corporation
             (incorporated by reference to Exhibit 10.15(b) to the
             Company's Registration Statement on Form S-1, Registration
             No. 333-03373)
     10.16   Aircraft Dry Lease dated December 28, 1996 between Wyoming
             Associates, Inc. and the Company
     11.1    Statement re: Computation of Per Share Earnings
     21.1    Subsidiaries of the Company
     23.1    Consent of Coopers & Lybrand L.L.P.
     27.1    Financial Data Schedule
     99.1    Financial Statements of Welcome Inn America 89-1, L.P.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON MARCH 3, 1997.

                                          Extended Stay America, Inc.

                                                 /s/ George D. Johnson, Jr.
                                          By: _________________________________
                                             George D. Johnson, Jr.
                                             President and Chief Executive
                                             Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 3, 1997.

                 SIGNATURE                                     TITLE
                 ---------                                     -----
PRINCIPAL EXECUTIVE OFFICER:


        /s/ George D. Johnson, Jr.          President and Chief Executive Officer
___________________________________________
          George D. Johnson, Jr.


PRINCIPAL FINANCIAL OFFICER:

           /s/ Robert A. Brannon            Senior Vice President, Chief Financial
___________________________________________   Officer, Secretary, and Treasurer
             Robert A. Brannon


PRINCIPAL ACCOUNTING OFFICER:

           /s/ Gregory R. Moxley            Vice President--Finance and Controller
___________________________________________
             Gregory R. Moxley


A MAJORITY OF THE DIRECTORS:

           /s/ H. Wayne Huizenga            Director
___________________________________________
             H. Wayne Huizenga

            /s/ Donald F. Flynn             Director
___________________________________________
              Donald F. Flynn

        /s/ George D. Johnson, Jr.          Director
___________________________________________
          George D. Johnson, Jr.

          /s/ Stewart H. Johnson            Director
___________________________________________
            Stewart H. Johnson

             /s/ John J. Melk               Director
___________________________________________
               John J. Melk

             /s/ Peer Pedersen              Director
___________________________________________
               Peer Pedersen
