Form 10-Q
period 1997-03-31
EXTENDED STAY AMERICA INC
filed 1997-05-15
CIK 1002579

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ---------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from __________ to __________


                        Commission File Number 0-27360

                                   ---------

                          EXTENDED STAY AMERICA, INC.
            (Exact name of Registrant as specified in its charter)

              Delaware                               36-3996573
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)             Identification Number)


            450 EAST LAS OLAS BOULEVARD, FORT LAUDERDALE, FL 33301
             (Address of Principal Executive Offices)     (Zip Code)


      Registrant's telephone number, including area code:  (954) 713-1600

                                   ---------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x     No
    ------     ------

  At May 13, 1997, the registrant had issued and outstanding an aggregate of 95,302,158 shares of Common Stock.

                                    PART I

                             FINANCIAL INFORMATION
Item 1. Financial Statements
                          EXTENDED STAY AMERICA, INC.

               Condensed Consolidated Balance Sheets (Unaudited)

                       (In thousands, except share data)

                                                           ASSETS

                                                                                                The Company and Studio Plus
                                                                                                 Hotels, Inc. Supplemental
                                                                      The Company                         Combined
                                                              ---------------------------        ---------------------------
                                                              March 31,      December 31,        March 31,      December 31,
                                                                1997           1996 (1)             1997            1996
                                                              ---------      ------------        ---------      ------------
Current assets:
 Cash and cash equivalents..................................   $309,999        $189,647         $324,356         $224,325
 Accounts receivable........................................      2,207           1,027            3,188            1,665
 Supply inventories.........................................      3,814           2,922            3,887            2,922
 Prepaid expenses...........................................      1,188             796            1,405              796
 Deferred income taxes......................................        954           1,000            1,063            1,000
 Other current assets.......................................        321             377              828            1,723
                                                               --------        --------         --------         --------
    Total current assets....................................    318,483         195,769          334,727          232,431
                                                               --------        --------         --------         --------
Property and  equipment, net................................    372,760         306,067          501,984          413,634
Site deposits and preacquisition costs......................     11,590          10,318           13,393           12,193
Deferred loan costs.........................................      9,471           9,158           10,656            9,519
Other assets................................................      2,171           1,283            3,225              658
                                                               --------        --------         --------         --------
                                                               $714,475        $522,595         $863,985         $668,435
                                                               ========        ========         ========         ========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable...........................................   $  2,122        $  9,770         $  6,524         $ 14,827
 Accrued salaries and related expenses......................        939           1,156            1,565            1,694
 Due to related parties.....................................         94             204               94              204
 Other accrued expenses.....................................      3,849           2,051            5,916            3,496
 Accrued retainage..........................................      7,826          11,371            9,305           11,371
 Deferred revenue...........................................        459             179              667              179
                                                               --------        --------         --------         --------
    Total current liabilities...............................     15,289          24,731           24,071           31,771
                                                               --------        --------         --------         --------
Deferred income taxes.......................................      2,891           2,362            8,479            7,950
                                                               --------        --------         --------         --------

Commitments
Shareholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding..............
 Common stock, $.01 par value, 200,000,000 shares
  authorized, 79,886,333 and 68,290,984 shares issued
  and outstanding, respectively, and 95,297,274 and
  83,666,327 combined shares issued and outstanding,
  respectively..............................................        799             683              953              836
 Additional paid-in capital.................................    691,945         492,690          819,605          619,871
 Retained earnings..........................................      3,551           2,129           10,877            8,007
                                                               --------        --------         --------         --------
    Total shareholders' equity..............................    696,295         495,502          831,435          628,714
                                                               --------        --------         --------         --------
                                                               $714,475        $522,595         $863,985         $668,435
                                                               ========        ========         ========         ========

(1)  Derived from audited financial statement

    See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

          Condensed Consolidated Statements of Operations (Unaudited)

                     (In thousands, except per share data)


                                                                                                        The Company and
                                                                                                     Studio Plus Hotels, Inc.
                                                                           The Company                Supplemental Combined
                                                                        Three Months Ended              Three Months Ended
                                                                     --------------------------      --------------------------
                                                                      March 31,       March 31,       March 31,       March 31,
                                                                        1997            1996            1997            1996
                                                                     ----------       ---------      ----------       ---------
Revenue.............................................................  $12,316          $ 1,171          $19,763         $ 5,594

Property operating expenses.........................................    6,763              443           10,180           2,374
Corporate operating and property
    management expenses.............................................    4,446            2,404            5,755           3,294
Depreciation and amortization.......................................    2,377              203            3,712             878
                                                                      -------          -------          -------         -------
      Total costs and expenses......................................   13,586            3,050           19,647           6,546

Income (loss) from operations.......................................   (1,270)          (1,879)             116            (952)

Interest income.....................................................    3,641            1,450            3,987           1,482
                                                                      -------          -------          -------         -------

Income (loss) before income taxes...................................    2,371             (429)           4,103             530

Income taxes........................................................      949                -            1,633             375
                                                                      -------          -------          -------         -------

Net income (loss)...................................................  $ 1,422          $  (429)         $ 2,470         $   155
                                                                      =======          =======          =======         =======

Net income (loss) per common share..................................  $  0.02          $ (0.01)         $  0.03         $  0.00
                                                                      =======          =======          =======         =======

Weighted average common equivalent shares outstanding...............   77,013           44,935           92,900          54,728
                                                                      =======          =======          =======         =======

  See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                               The Company and
                                                                           Studio Plus Hotels, Inc.
                                                The Company                  Supplemental Combined
                                             Three Months Ended               Three Months Ended
                                          -------------------------       -------------------------
                                          March 31,       March 31,       March 31,       March 31,
                                            1997            1996            1997            1996
                                          ---------       ---------       ---------       ---------

Cash flows from operating activities:
 Net income (loss)......................  $  1,422        $   (429)       $   2,470       $     155
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation and amortization.......     2,377             203            3,712             878
    Bad debt expense....................       137               -              170              14
    Write-off of site deposits and
     preacquisition costs...............       704             187              704             187

    Deferred income taxes...............       949               -              949               -
    Changes in operating assets and
     liabilities........................    (1,466)            398           (1,071)            876
                                          --------        --------        ---------        --------
     Net cash provided by operating
      activities........................     4,123             359            6,934           2,110
Cash flows from investing activities:
  Acquisitions of extended stay
   properties...........................         -            (355)               -            (355)
  Additions to property and equipment...   (79,488)        (15,356)        (100,333)        (22,153)
  Payments for site deposits and
   preacquisition costs.................    (2,361)         (2,739)          (3,320)         (3,284)
  Payments for merger costs.............    (1,115)              -           (1,967)              -
  Proceeds from refunded security
   deposits.............................       221             240              221             240
  Payments for other assets.............       (86)            (61)             (86)           (169)
                                          --------        --------        ---------        --------
     Net cash used in investing
      activities........................   (82,829)        (18,271)        (105,485)        (25,721)
Cash flows from financing activities:
  Proceeds from long-term debt..........         -               -                -           7,000
  Proceeds from issuance of common stock   199,371               -          199,729               -
  Additions to deferred loan costs......      (313)            (22)          (1,147)           (225)
  Payment of note payable...............         -            (630)               -            (630)
  Payments for prepaid registration
   costs................................         -             (52)               -             (52)
  Payment of initial public offering
   costs................................         -            (731)               -            (731)
                                          --------        --------        ---------        --------
     Net cash provided by (used in)
      financing activities..............   199,058          (1,435)         198,582           5,362
                                          --------        --------        ---------        --------

Increase (decrease) in cash and cash
 equivalents............................   120,352         (19,347)         100,031         (18,249)
Cash and cash equivalents at beginning
 of period..............................   189,647         123,358          224,325         125,914
                                          --------        --------        ---------        --------
Cash and cash equivalents at end of
 period.................................  $309,999        $104,011        $ 324,356        $107,665
                                          ========        ========        =========        ========

Noncash investing and financing
 transactions:
   Issuance of common stock for
    acquisition of extended stay
    properties..........................         -        $ 17,853                -        $ 17,853
                                           =======        ========        =========        ========
      Capitalized or deferred items
       included in accounts payable and
       accrued liabilities..............  $  9,776        $    655        $  15,344        $  2,473
                                          ========        ========        =========        ========

     See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1997


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

  The condensed consolidated balance sheet data at December 31, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  On April 11, 1997, the Company, ESA Merger Sub, Inc. ("Merger Sub"), a wholly-owned subsidiary of the Company, and Studio Plus Hotels, Inc. ("Studio Plus") consummated a merger (the "Merger") pursuant to which Studio Plus was merged with and into Merger Sub and each of the approximately 12.5 million shares of Studio Plus common stock issued and outstanding on such date were converted into the right to receive 1.2272 shares of common stock, par value $.01 per share, of the Company ("Common Stock"). The unaudited supplemental combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X and give effect to the Merger as if it had been consummated as of the beginning of the period. The Merger was accounted for using the pooling of interest method of accounting. As of March 31, 1997, Studio Plus owned and operated 38 mid-priced extended stay lodging facilities and had 19 facilities under construction and contracts to purchase 17 additional sites for development. The Company intends to operate these facilities in substantially their present form. For further information about Studio Plus, refer to the financial statements and footnotes thereto included in Studio Plus' Annual Report on Form 10-K for the year ended December 31, 1996.

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

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per share" ("SFAS 128") This statement establishes standards for computing and presenting earnings per share (EPS) and supersedes APB Opinion No. 15, "Earnings per share". SFAS 128 replaces the presentation of primary EPS with a presentation of Basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. This statement also requires dual presentation of Basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15, with some modifications. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Early adoption is not permitted and requires restatement of all prior period EPS data presented after the effective date.

  Certain previously reported amounts have been reclassified to conform with the current period's presentation.

NOTE 2 -- ACQUISITION OF EXTENDED STAY PROPERTIES

  During 1996, the Company acquired ten (10) extended stay facilities from a number of unrelated sellers (the "Acquisitions") for approximately $59.6 million, which was paid for by the issuance of approximately 4.5 million shares of Common Stock valued at approximately $55.3 million and approximately $4.3 million in cash. As a part of the Acquisitions, the Company assumed liabilities aggregating approximately $470,000 under certain leases for personal property which were subsequently paid.

  The Acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the properties are included in the consolidated statements of operations from the dates of acquisition.

  The following unaudited pro forma condensed consolidated statement of operations for the three months ended March 31, 1996 is presented as if the acquisition of all properties acquired during 1996 and the related issuances of shares of Common Stock had occurred on January 1, 1996. The pro forma condensed statement of operations is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1996, nor does it purport to represent the results of operations for future periods.



                                                Actual for the     Pro Forma
                                                  three months    for the three
                                                     ended        months ended
                                                 March 31, 1997  March 31, 1996
                                                ---------------  --------------
                                                         (In Thousands)
Total revenue.................................      $12,316          $ 3,904
Total costs and expenses......................       13,586            4,705
                                                    -------          -------
    (Loss) from operations....................       (1,270)           (801)

Interest income...............................        3,641            1,450
                                                    -------          -------
    Income before income taxes................        2,371              649
Provision for income taxes....................          949              260
                                                    -------          -------
    Net income................................      $ 1,422          $   389
                                                    =======          =======
    Net income per common share...............         0.02             0.01
                                                    =======          =======
    Weighted average common shares outstanding       77,013           49,571
                                                    =======          =======

NOTE 3 -- INCOME TAXES

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

  Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent primarily as a result of the impact of state and local income taxes.

NOTE 4 -- SUBSEQUENT EVENTS

  On April 11, 1997 (the "Closing Date"), the Company and Merger Sub consummated a merger with Studio Plus in accordance with the terms of an Agreement and Plan of Merger (the "Merger Agreement") dated January 16, 1997. Pursuant to the terms of the Merger Agreement, Studio Plus was merged with and into Merger Sub and 12,557,807 shares of Studio Plus common stock that were outstanding on the Closing Date were converted into the right to receive approximately 15,411,000 shares of Common Stock of the Company.

  In connection with the merger, in April 1997 the Company entered into an Option Notice and Assumption Agreement ("Assumption Agreement") with each holder of an option to purchase shares of Studio Plus common stock. Effective on the Closing Date, pursuant to the terms of the Assumption Agreement and the Studio Plus stock option plans, Studio Plus stock option holders exchanged their stock options for fully vested options to purchase an aggregate of 1,316,252 shares of the Company's Common Stock.

  In January 1997, the Company adopted the 1997 Employee Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for grants to certain officers, directors and key employees of stock options to purchase shares of Common Stock of the Company. Options may be granted with respect to a total of not more than 6,000,000 shares of Common Stock under the 1997 Plan, subject to antidilution and other adjustment provision. Such options expire ten years from the date of grant and vest over a four-year period. The 1997 Plan was approved by the Company's shareholders on April 11, 1997.

  In January 1997, the Company's board of directors adopted and approved a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200 million to 500 million. The amendment to the Certificate of Incorporation was approved by the Company's shareholders on April 11, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  The Company was organized in January 1995 to develop, own, and manage extended stay lodging facilities. At December 31, 1996, the Company operated 40 extended stay lodging facilities compared with two such facilities in operation at December 31, 1995.

  During the quarter ended March 31, 1996, the Company acquired three operating facilities and commenced construction on eight additional facilities, bringing the total number of facilities in operation at March 31, 1996 to five. During the quarter ended March 31, 1997, the Company commenced construction on 21 additional facilities and completed 15 facilities. As of March 31, 1997 the Company had 55 operating extended stay lodging facilities, 59 facilities under construction, and options to purchase 106 sites for development. The Company expects to complete the construction of the facilities currently under construction generally within the next twelve months and to commence construction on the majority of these sites under option at various dates in the future. There can be no assurances, however, that the Company will complete the acquisition of the sites under option or, if acquired, commence construction within similar time periods. The Company's ability to complete development of sites under construction and under option may be materially impacted by various factors including zoning, permitting, environmental, due diligence issues and weather-induced construction delays.

  On April 11, 1997, the Company, ESA Merger Sub, Inc. ("Merger Sub"), a wholly-owned subsidiary of the Company, and Studio Plus Hotels, Inc. ("Studio Plus") consummated a merger (the "Merger") pursuant to which approximately 12.5 million outstanding shares of common stock of Studio Plus were exchanged for approximately 15.4 million shares of common stock, par value $.01 per share, of the Company ("Common Stock"). The unaudited supplemental combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X and give effect to the Merger as if it had been consummated as of the beginning of the period. The Merger was accounted for using the pooling of interest method of accounting. As of March 31, 1997, Studio Plus owned and operated 38 mid-priced extended stay lodging facilities and had 19 facilities under construction and contracts to purchase 17 additional sites for development.


Results of Operations

 Property Operations

  The Company began the quarter ended March 31, 1997, with 40 operating facilities and completed development of 15 facilities in the quarter. For the period operated by the Company during the quarter ended March 31, 1997 these properties realized average occupancy of 60% and average weekly room rates of $239 during the quarter ended March 31, 1997. The Company began the quarter ended March 31, 1996 with 2 operating facilities and acquired 3 operating facilities during the quarter. For the periods operated by the Company in the quarter ended March 31, 1996, those properties realized average occupancy of 90% and an average weekly room rate of $198. The decline in average occupancy for the first quarter of 1997 compared to the comparable period in 1996 reflects the lower occupancy typically experienced during the pre-stabilization periods for the 31 facilities which commenced operations during the last quarter of 1996 and the first quarter of 1997. The increase in average weekly room rates for 1997 compared to 1996 reflects, primarily, the geographic dispersion of properties opened and the standard weekly rates in those markets. Future occupancy and room rates may be impacted by a number of factors including the number and geographic location of new facilities, as well as the season in which such properties commence operations. There can be no assurance that the foregoing occupancy and room rates can be maintained. Occupancy rates are determined by dividing the guest rooms occupied on a daily basis by the total number of guest rooms. Average weekly room rates are determined by dividing room revenue by the number of rooms occupied on a daily basis for the applicable period and multiplying by seven. The average weekly room rates vary from standard room rates due primarily to (i) stays of less than one week, which are charged at a higher nightly rate, (ii) higher weekly rates for a limited number of rooms which are larger than the standard rooms, and (iii) additional charges for more than one person per room.

  The Company recognized total room revenues of approximately $11,926,000 and other operating revenues, consisting of telephone and vending revenues which vary based on occupancy, of approximately $390,000 during the quarter ended March 31, 1997. Total room revenues for the quarter ended March 31, 1996 were $1,138,000 and other operating revenues were $33,000. Property operating expenses, consisting of all expenses directly allocable to the operation of the properties but excluding any allocation of corporate operating expenses and depreciation, were $6,763,000 or 54.9% of total operating revenues for the quarter ended March 31, 1997 and $443,000 or 37.8% of total operating revenues for the quarter ended March 31, 1996. The increase in property operating expenses as a percentage of total revenue for 1997 as compared to 1996 is primarily a result of lower occupancies and revenues for the 31 properties that commenced operation during the last quarter of 1996 and the first quarter of 1997.

  The provision for depreciation and amortization for the lodging facilities for the quarter ended March 31, 1997 was $2,276,000 and the provision for the quarter ended March 31, 1996 was $193,000. These provisions reflect a pro-rata allocation of the annual depreciation and amortization charge for the period for which the properties were in operation.

 Corporate Operations

  Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. Expenses of $4,446,000 for the quarter ended March 31, 1997 and $2,404,000 for the quarter ended March 31, 1996 consist primarily of personnel expenses, professional and consulting fees, and related travel expenses including costs that are not directly related to a site that will be developed by the Company. The increase in corporate operating and property management expenses for the quarter ended March 31, 1997 as compared with the quarter ended March 31, 1996 reflects an increase in personnel and related expenses in connection with the Company's increased level of operating properties and site development. The total amount of these expenses will increase in the future with the development of additional facilities.

  Depreciation and amortization in the amount of $101,000 for the quarter ended March 31, 1997, and $10,000 for the quarter ended March 31, 1996 were provided using the straight-line method over the estimated useful lives of the assets not directly related to the operation of the facilities, including primarily organization costs and office furniture and equipment.

  The Company realized $3,641,000 of interest income during the quarter ended March 31, 1997 and $1,450,000 during the quarter ended March 31, 1996 which was primarily attributable to the short-term investment of funds received from offerings of the Company's Common Stock in December 1995, June 1996, and February 1997.

Liquidity and Capital Resources

  The Company had cash balances of approximately $310 million as of March 31, 1997 and $190 million as of December 31, 1996. Substantially all of the cash balances were invested, utilizing domestic commercial banks and other financial institutions, in short-term commercial paper and other securities having credit ratings of A1/P1 or equivalent. The market value of the securities held approximates the carrying amount.

  On February 6, 1997, the Company completed a private placement of 11.5 million shares of its Common Stock at a purchase price of $17.625 per share (the "Private Placement"), for an aggregate amount of approximately $203 million. Net proceeds received by the Company from the Private Placement were approximately $198 million. In addition, proceeds of approximately $1,144,000 were received as a result of the exercise of the Company's Common Stock options during the first quarter of 1997.

  During the quarter ended March 31, 1997, approximately $79.5 million was used to acquire land and develop and furnish the 74 sites under construction. This compares with approximately $15.4 million used for the 17 sites under construction during the same period in 1996. Approximately $2.4 million, net of amounts transferred to property and equipment, was used for site deposits and preacquisition costs during the quarter ended March 31, 1997, compared to approximately $2.7 million used for such costs in the comparable prior year period.

  The Company had commitments to construct additional extended stay properties totaling approximately $314 million at March 31, 1997. The Company expects to finance the construction and development of its lodging facilities principally with its cash balances, issuances of equity or debt securities, and loans under mortgage facilities. The Company has two credit facility agreements which provide for a total of $400 million in mortgage financing. No advances had been made under either facility as of March 31, 1997 or December 31, 1996. In the future, the Company may seek to increase the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments. Any debt incurred or issued by the Company may be collateralized, with a fixed or variable interest rate, and may be subject to such terms as the Board of Directors of the Company deems prudent. The Company expects that it will need to procure additional financing over time, although there can be no assurance that such financing will be available when needed.


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

                                    PART II

                               OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

(c)  Recent Sales of Unregistered Securities

     In February 1997, the Company issued 11,500,000 shares of Common Stock to approximately 25 institutional investors in the Private Placement. The total purchase price in the Private Placement was approximately $202.7 million and the total net proceeds to the Company were approximately $198.2 million. Allen & Company Incorporated acted as placement agent on behalf of the Company and received a fee of approximately $4.3 million. The shares of Common Stock issued in the Private Placement were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption in Section 4(2) of the Securities Act.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   Exhibit
   Number                        Description of Exhibit
   ------                        ----------------------

     2.1 Agreement and Plan of Merger dated as of January 16, 1997 by and among the Company, Merger Sub, and Studio Plus (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 16, 1997)
     10.1 Sublease Agreement dated February 1997 by and between Johnson Development Associates, Inc. and ESA Management, Inc.
     11.1   Statement re: Computation of Earnings Per Share
     27.1   Financial Data Schedule (for EDGAR filings only)

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K dated January 16, 1997, announcing the Merger (the "Merger 8-K").

     The Company filed a report on Form 8-K/A dated January 16, 1997 amending the Merger 8-K to include pro forma financial statements of the Company and Studio Plus.

     The Company filed a report on Form 8-K dated February 5, 1997, relating to the Private Placement.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1997.

                          EXTENDED STAY AMERICA, INC.

                                      /s/ Robert A. Brannon
                                     -------------------------------------------
                                          Robert A. Brannon
                                          Senior Vice President, Chief Financial
                                          Officer, Secretary, and Treasurer
                                          (Principal Financial Officer)


                                      /s/ Gregory R. Moxley
                                     -------------------------------------------
                                          Gregory R. Moxley
                                          Vice President--Finance and Controller
                                          (Principal Accounting Officer)