Form 10-Q
period 1997-06-30
EXTENDED STAY AMERICA INC
filed 1997-08-14
CIK 1002579

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended June 30, 1997

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

Yes  X     No_____
   -----

  At August 5, 1997, the registrant had issued and outstanding an aggregate of 95,359,890 shares of Common Stock.

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EXTENDED STAY AMERICA, INC.

               Condensed Consolidated Balance Sheets (Unaudited)
                       (In thousands, except share data)

                                     ASSETS

                                                                                               June 30,    December 31,
                                                                                                 1997        1996 (1)
                                                                                               --------    ------------
Current assets:
  Cash and cash equivalents................................................................    $174,998        $224,325
  Accounts receivable......................................................................       4,493           1,665
  Prepaid expenses.........................................................................       1,766             796
  Deferred income taxes....................................................................         356           1,143
  Other current assets.....................................................................         664           1,580
                                                                                               --------        --------
      Total current assets.................................................................     182,277         229,509
Property and equipment, net.................................................................    686,393         428,749
Deferred loan costs.........................................................................                      9,519
Other assets................................................................................        902             658
                                                                                               --------        --------
                                                                                               $869,572        $668,435
                                                                                               ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.........................................................................    $ 16,387        $ 14,827
  Accrued salaries and related expenses....................................................       2,282           1,694
  Due to related parties...................................................................          10             204
  Other accrued expenses...................................................................       3,125           3,463
  Accrued retainage........................................................................      13,922          11,371
   Deferred revenue........................................................................         789             179
                                                                                               --------        --------
      Total current liabilities............................................................      36,515          31,738
                                                                                               --------        --------
Deferred income taxes.......................................................................     11,072           7,983
                                                                                               --------        --------

Commitments
Shareholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding............................................................................
  Common stock, $.01 par value, 500,000,000 shares authorized, 95,321,398 and 83,666,383
    shares issued and outstanding, respectively............................................         953             837

  Additional paid-in capital...............................................................     819,648         619,870
  Retained earnings........................................................................       1,384           8,007
                                                                                               --------        --------
      Total shareholders' equity...........................................................     821,985         628,714
                                                                                               --------        --------
                                                                                               $869,572        $668,435
                                                                                               ========        ========

(1)  Derived from audited financial statements

    See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

          Condensed Consolidated Statements of Operations (Unaudited)
                     (In thousands, except per share data)





                                                               Three Months Ended                   Six Months Ended
                                                           ----------------------------        ----------------------------
                                                           June 30,           June 30,         June 30,           June 30,
                                                             1997               1996             1997               1996
                                                           --------          ----------        --------          ----------
Revenue.................................................   $ 29,028           $ 8,035          $ 48,791           $13,629
                                                           --------           -------          --------           -------
Property operating expenses.............................     12,307             3,350            22,487             5,724
Corporate operating and property
    management expenses.................................      6,989             3,768            12,744             7,162
Merger, financing and other charges.....................     19,895                              19,895
Depreciation and amortization...........................      4,358             1,105             8,070             1,982
                                                           --------           -------          --------           -------
      Total costs and expenses..........................     43,549             8,223            63,196            14,868
                                                           --------           -------          --------           -------

Loss from operations....................................    (14,521)             (188)          (14,405)           (1,239)

Interest income.........................................      3,447             2,947             7,434             4,429
                                                           --------           -------          --------           -------

Income (loss) before income taxes.......................    (11,074)            2,759            (6,971)            3,190

Provision (benefit) for income taxes....................     (1,981)            1,103              (348)            1,276
                                                           --------           -------          --------           -------

Net income (loss).......................................   $ (9,093)          $ 1,656          $ (6,623)          $ 1,914
                                                           ========           =======          ========           =======

Net income (loss) per common share......................    $($0.10)            $0.02            $(0.07)            $0.03
                                                           ========           =======          ========           =======

Weighted average common equivalent shares outstanding...     95,306            68,240            92,991            60,843
                                                           ========           =======          ========           =======

     See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                             Six Months Ended
                                                           --------------------
                                                           June 30,    June 30,
                                                             1997       1996
                                                           ---------  ---------
Cash flows from operating activities:
  Net income (loss)......................................  $  (6,623) $   1,914
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization........................      8,070      1,982
    Bad debt expense.....................................        208         62
    Merger costs.........................................      9,727
    Deferred loan costs..................................      9,667
    Write off of site deposits and preacquisition costs..      1,970        583
    Deferred income taxes................................      4,488        (51)
    Changes in operating assets and liabilities..........     (4,687)     1,525
                                                           ---------  ---------
      Net cash provided by operating activities..........     22,820      6,015
                                                           ---------  ---------
Cash flows from investing activities:
  Acquisitions of extended stay properties...............                (3,746)
  Additions to property and equipment....................   (262,248)   (71,357)
  Payments for merger costs..............................     (8,789)
  Purchase of investments available for sale.............               (38,829)
  Payments for other assets..............................       (244)      (749)
                                                           ---------  ---------
      Net cash used in investing activities..............   (271,281)  (114,681)
                                                           ---------  ---------
Cash flows from financing activities:
  Proceeds from long-term debt...........................                 7,000
  Payments of long-term debt and note payable............               (11,705)
  Proceeds from issuance of common stock.................    199,282    365,807
  Additions to deferred loan costs.......................       (148)    (3,672)
  Payments for prepaid registration costs................                   (52)
                                                           ---------  ---------
      Net cash provided by financing activities..........    199,134    357,378
                                                           ---------  ---------
Increase (decrease) in cash and cash equivalents.........    (49,327)   248,712
Cash and cash equivalents at beginning of period.........    224,325    125,915
                                                           ---------  ---------
Cash and cash equivalents at end of period...............  $ 174,998  $ 374,627
                                                           =========  =========
Noncash investing and financing transactions:
  Issuance of common stock for acquisition of extended
   stay properties.......................................  $          $  22,422
                                                           =========  =========
  Capitalized or deferred items included in accounts
   payable and accrued liabilities.......................  $  25,410  $   3,868
                                                           =========  =========
Supplemental cash flow disclosures:
  Cash paid for income taxes.............................  $   1,000  $
                                                           =========  =========

     See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1997


NOTE 1 -- BASIS OF PRESENTATION

     Extended Stay America, Inc. ("ESA") was organized on January 9, 1995 as a Delaware corporation to develop, own and manage extended stay lodging facilities.

     On April 11, 1997, ESA, ESA Merger Sub, Inc. ("Merger Sub"), a wholly-owned subsidiary of ESA, and Studio Plus Hotels, Inc. ("SPH") consummated a merger (the "Merger") pursuant to which SPH was merged with and into Merger Sub and each of the 12,557,786 shares of SPH common stock issued and outstanding on such date were converted into the right to receive 15,410,915 shares of common stock, par value $.01 per share, of ESA ("Common Stock") and options to purchase 1,072,565 shares of SPH common stock were converted into options to purchase 1,316,252 shares of Common Stock. The Merger was accounted for using the pooling of interests method of accounting. The accompanying unaudited condensed consolidated financial statements of ESA and SPH (together, the "Company") give effect to the Merger as if it had been consummated as of the beginning of the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The condensed consolidated balance sheet data at December 31, 1996 was derived from the audited consolidated financial statements of ESA and SPH but does not include all disclosures required by generally accepted accounting principles.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's supplemental financial statements included in Form S-3 filed July 29, 1997, ESA's Annual Report on Form 10-K and SPH's Annual Report on Form 10-K for the year ended December 31, 1996.

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

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per share" ("SFAS 128") This statement establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings per share". SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15, with some modifications. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Early adoption is not permitted and requires restatement of all prior period EPS data presented after the effective date.

     Certain previously reported amounts have been reclassified to conform with the current period's presentation.

NOTE 2 -- ACQUISITION OF EXTENDED STAY PROPERTIES

     During 1996, the Company acquired ten (10) extended stay facilities from a number of unrelated sellers (the "Acquisitions") for approximately $59.5 million, which was paid for by the issuance of approximately 4.5 million shares of Common Stock valued at approximately $55.2 million and approximately $4.3 million in cash. As a part of the Acquisitions, the Company assumed liabilities aggregating approximately $470,000 under certain leases for personal property which were subsequently paid.

     The Acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the properties are included in the consolidated statements of operations from the dates of acquisition.

     The following unaudited pro forma condensed consolidated statement of operations for the six months ended June 30, 1996 is presented as if the acquisition of all properties acquired during 1996 and the related issuances of shares of Common Stock had occurred on January 1, 1996. The pro forma condensed statement of operations is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1996, nor does it purport to represent the results of operations for future periods.

                                                                           Actual                            Pro forma
                                                                         for the six                        for the six
                                                                         months ended                       months ended
                                                                           June 30,                           June 30,
                                                                             1997                               1996
                                                                     ---------------------             ----------------------
                                                                                  (Dollars and shares in thousands)

Total revenue..................................................      $              48,791             $               22,048
Total costs and expenses.......................................                     63,196                             24,425
                                                                     ---------------------             ----------------------
     (Loss) from operations....................................                    (14,405)                            (2,377)

Interest income................................................                      7,434                              4,429
                                                                     ---------------------             ----------------------
     Income (loss) before income taxes.........................                     (6,971)                             2,052
Provision (benefit) for income taxes...........................                       (348)                               821
                                                                     ---------------------             ----------------------
     Net (loss) income.........................................      $              (6,623)            $                1,231
                                                                     =====================             ======================

     Net income (loss) per common share........................      $              $(0.07)            $                 0.02
                                                                     =====================             ======================
     Weighted average common shares outstanding................                     92,991                             68,068
                                                                     =====================             ======================


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

     Income tax expense for the three months and six months ended June 30, 1996 differed from the amounts computed by applying the U.S. Federal income tax rate of 35% primarily as a result of the impact of state and local income taxes. The benefit from income taxes for the three months and six months ended June 30, 1997 differed from the amounts computed by applying the U.S Federal income tax rate of 35% primarily as a result of the impact of nondeductible expenses associated with the Merger and state and local taxes.

NOTE 4 -- OTHER MATTERS

     On April 11, 1997, the Company's shareholders approved an amendment of the Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 200 million to 500 million shares.

     In connection with the Merger, the Company recorded in the quarter ended June 30, 1997 a one-time, pre-tax charge of $9.7 million representing merger expenses and costs associated with the integration of SPH operations following the Merger.

     During the quarter ended June 30, 1997, the Company announced that its Board of Directors had approved a plan to have the Common Stock listed on the New York Stock Exchange, Inc. ("NYSE") and to move trading in the Common Stock from the Nasdaq National Market to the NYSE. The Common Stock began trading on the NYSE on June 30, 1997. The Company has recorded a one-time, pre-tax charge of $500,000 in connection with listing of the Common Stock on the NYSE in the quarter ended June 30, 1997.

     The Company has accepted from Morgan Stanley Senior Funding, Inc. a commitment to provide a $500 million senior secured revolving credit facility (the "Revolving Facility") which is to be used for general corporate purposes, including the construction and acquisition of extended stay lodging properties. The Revolving Facility will be a five year senior secured facility structured as a corporate bank loan and syndicated to relationship banks. Upon execution of the Revolving Facility the Company will terminate its two existing mortgage loan facilities, which provide for an aggregate of $400 million in available mortgage loans. Accordingly, the Company has recorded a one-time, pre-tax charge of $9.7 million. The charge represents deferred costs associated with its previous mortgage facilities and has been reflected in the Company's financial results for the quarter ended June 30, 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Extended Stay America, Inc. ("ESA"), was organized on January 9, 1995, as a Delaware corporation to develop, own, and manage extended stay lodging facilities.

     Studio Plus Hotels, Inc. ("SPH") was formed on December 19, 1994, to acquire, through merger and exchange of partnership interests all of the assets of Studio Plus, Inc. and the corporations and partnerships (collectively, the "SPH Predecessor Entities") which owned and operated StudioPLUS extended stay hotels. On June 26, 1995, SPH completed an initial public offering (the "SPH IPO"). Prior to completion of the SPH IPO, SPH acquired, through merger and exchange of SPH common stock for partnership interests, the assets of the SPH Predecessor Entities which owned and operated all of the StudioPLUS extended stay hotel properties then in operation or under development (the "Corporate Organization"). The acquisition of the interests of the controlling shareholder or partner and affiliates of the SPH Predecessor Entities was accounted for as a pooling of interests.

     On April 11, 1997, ESA, ESA Merger Sub, Inc. ("Merger Sub"), a wholly-owned subsidiary of ESA, and SPH consummated a merger (the "Merger") pursuant to which SPH was merged with and into Merger Sub and each of the 12,557,786 shares of SPH common stock that were outstanding on the closing date were converted into the right to receive 15,410,915 shares of common stock, par value $.01 per share, of ESA ("Common Stock") and options to purchase 1,072,565 shares of SPH common stock were converted into options to purchase 1,316,252 shares of Common Stock. As a result of the Merger, SPH is a wholly-owned subsidiary of ESA. The accompanying unaudited condensed consolidated financial statements of ESA and SPH (together the "Company") contained elsewhere in this Report on Form 10-Q give effect to the Merger as if it had been consummated as of the beginning of the periods presented.

     The Company owns and operates three brands in the extended stay lodging market--StudioPLUS\TM\ hotels ("StudioPLUS"), EXTENDED STAYAMERICA Efficiency Studios ("EXTENDED STAY"), and Crossland

Economy Studios\SM\ ("Crossland"), each designed to appeal to different price points below $500 per week. All three brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette; and a bathroom. EXTENDED STAY rooms are designed to compete in the economy category. Crossland guest rooms are typically smaller than EXTENDED STAY rooms and are targeted for the budget category, while StudioPLUS facilities serve the mid-price category and generally feature larger guest rooms and also generally offer an exercise facility and a swimming pool.

     The following is a summary of the Company's selected development and operational results for the three-month and six-month periods ended June 30, 1997 and June 30, 1996.

                                      Total              Total              Total                                   Average
                                    Facilities        Facilities          Facilities           Average               Weekly
                                       Open            Developed           Acquired           Occupancy               Rate
                                   ------------     ---------------     --------------     ----------------      --------------
Three Months Ended June 30, 1997       116                23                   -                  78%                 $264
Three Months Ended June 30, 1996        35                 3                   2                  83%                 $261

Six Months Ended June 30, 1997         116                41                   -                  72%                 $261
Six Months Ended June 30, 1996          35                 6                   5                  83%                 $254

     Occupancy rates are determined by dividing the guest rooms occupied on a daily basis by the total number of guest rooms. Average weekly room rates are determined by dividing room revenue by the number of rooms occupied on a daily basis for the applicable period and multiplying by seven. The average weekly room rates vary from standard room rates due primarily to (i) stays of less than one week, which are charged at a higher nightly rate, (ii) higher weekly rates for rooms which are larger than the standard rooms, and (iii) additional charges for more than one person per room. Future occupancy and room rates may be impacted by a number of factors including the number and geographic location of new facilities, as well as the season in which such facilities commence operations. There can be no assurance that the foregoing occupancy and room rates can be maintained.

     In addition, as of June 30, 1997, the Company had 98 facilities under construction and options to purchase 106 sites for development. The Company expects to complete the construction of the facilities currently under construction generally within the next twelve months and to commence construction on the majority of the sites under option at various dates in the future. There can be no assurance, however, that the Company will complete the acquisition of the sites under option or, if acquired, commence construction within similar time periods. The Company's ability to complete development of sites under construction and under option may be materially impacted by various factors including zoning, permitting, environmental, due diligence issues, and weather-induced construction delays.

     The following is a summary of the Company's development status as of June 30, 1997, by brand:



                                                 Crossland           EXTENDED STAY           StudioPLUS             Total
                                             ----------------      -----------------      -----------------     -------------
Operating Facilities                                 1                     74                     41                 116
Facilities Under Construction                        6                     62                     30                  98
Sites Under Option                                  37                     51                     18                 106

     During the quarter ended June 30, 1997, the Company completed construction of 23 properties, and commenced construction on 39 additional properties. For the six months ended June 30, 1997, the Company completed construction of 41 properties, and commenced construction on 78 additional properties. During the quarter ended June 30, 1996, the Company completed construction of 3 properties, acquired 2 operating properties and commenced construction on 24 additional properties. For the six months ended June 30, 1996, the Company completed construction of 6 properties, acquired 5 operating properties and commenced construction on 37 properties. As of June 30, 1996, the Company had 35 operating facilities, 47 facilities under construction and options to purchase 102 sites for development in 33 states.

Results of Operations

Property Operations. The following is a summary of the properties operated during the specified periods and the related average occupancy and weekly rates:

                                                       For the three months ended
                              ---------------------------------------------------------------------------
                                             June 30, 1997                      June 30, 1996
                              ------------------------------------   ------------------------------------
                                                           Average                                Average
                              Facilities                    Weekly   Facilities                    Weekly
                                 Open         Occupancy      Rate       Open         Occupancy      Rate
                              ----------      ---------    -------   ----------      ---------    -------
Crossland                          1             97%         $180       N/A             N/A          N/A
EXTENDED STAY                     74             76%         $249         9             82%         $219
StudioPLUS                        41             84%         $308        26             84%         $283
                              ----------      ---------    -------   ----------      ---------    -------

Total                            116             78%         $264        35             83%         $261
                              ==========      =========    =======   ==========      =========    =======


                                                       For the three months ended
                              ---------------------------------------------------------------------------
                                             June 30, 1997                      June 30, 1996
                              ------------------------------------   ------------------------------------
                                                           Average                                Average
                              Facilities                    Weekly   Facilities                    Weekly
                                 Open         Occupancy      Rate       Open         Occupancy      Rate
                              ----------      ---------    -------   ----------      ---------    -------

Crossland                          1             85%         $176       N/A             N/A          N/A
EXTENDED STAY                     74             69%         $246         9             85%         $211
StudioPLUS                        41             80%         $300        26             82%         $273
                              ----------      ---------    -------   ----------      ---------    -------
Total                            116             72%         $261        35             83%         $254
                              ==========      =========    =======   ==========      =========    =======


     The decline in average occupancy for the quarter and the six months ended June 30, 1997 compared to the comparable periods in 1996 reflects the lower occupancy typically experienced during the pre-stabilization periods for the 41 facilities (35% of all opened facilities) which commenced operations during the first six months of 1997 and the 40 facilities (34% of all opened facilities) which commenced operations during the last six months of 1996. The increase in average weekly room rates for the quarter and the six months ended June 30, 1997 compared to the same periods in 1996 reflects the geographic dispersion of facilities opened and the standard weekly rates in those markets, along with increases in rates charged in previously opened properties. The average weekly room rate for the 24 properties that were in operation throughout both periods increased by 4.0% for the quarter and 4.6% for the six months.

     The Company recognized total revenues for the quarter ended June 30, 1997 of $29.0 million, compared with $8.0 million during the same period in 1996, and $48.8 million for the six months ended June 30, 1997, compared with $13.6 million during the same period in 1996. The $21.0 million increase in revenue for the second quarter of 1997 as compared to the second quarter of 1996 was attributable to approximately $20.7 million of revenue generated by new or acquired properties in 1996 and 1997 and approximately $292,000 in increased revenue from the 24 properties that were in operation throughout both periods. Similarly, the $35.2 million increase in revenue for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, was attributable to $34.8 million of revenue generated by new or acquired facilities in 1996 and 1997 and approximately $437,000 in incremental revenue from the 24 properties that were in operation during both periods. Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating expenses and depreciation, were $12.3 million, or 42% of total revenue, for the quarter ended June 30, 1997, compared to $3.4 million, or 42%, for the quarter ended June 30, 1996. Property operating expenses for the six months ended June 30, 1997 were $22.5 million, or 46%, of total revenue compared to $5.7 million, or

42%, of total revenue for the six months ended June 30, 1996. The increase in the property operating expenses in relation to total revenue in the first six months of 1997 as compared to the same period in 1996 was primarily a result of lower occupancies and revenue for the prestabilization period of the 41 facilities that commenced operations during the first six months of 1997.

     The provision for depreciation and amortization of lodging facilities of $4.1 million and $7.6 million for the quarter and the six months ended June
30, 1997, respectively, and $1.0 million and $ 1.8 million for the same periods in 1996, was provided using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the period for which the facilities were in operation. The increase in depreciation for the three months and six months ended June 30, 1997 as compared to comparable periods in 1996 is due to the operation of 63 and 81 additional facilities in the respective periods.

Corporate Operations. Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. The Company incurred expenses of $7 million, or 24%, of total revenue for the quarter ended June 30, 1997 and $3.8 million, or 47%, of total revenue for the quarter ended June 30, 1996. Corporate operating and property management expenses for the six months ended June 30, 1997 and 1996 were $12.7 million and $7.2 million, respectively, or 26% and 53% of total revenue, respectively. The expenses consist primarily of personnel expenses, professional and consulting fees, and related travel expenses including costs that are not directly related to a site that will be developed by the Company. The increases in the amount of these expenses for the periods ending in 1997 as compared to comparable periods of the previous year reflect the impact of additional personnel and related expenses in connection with the Company's increased level of operating facilities and site development. The total amount of these expenses are expected to increase in the future with the development of additional facilities.

     In connection with the Merger, the Company recorded in the second quarter of 1997 a one-time, pre-tax charge of $9.7 million representing merger expenses and costs associated with the integration of SPH operations following the Merger. Management believes that these charges are not recurring in nature and will not affect the future results of operations.

     During the quarter ended June 30, 1997, the Company announced that its Board of Directors had approved a plan to have the Common Stock listed on the New York Stock Exchange, Inc. ("NYSE") and to move trading in the Common Stock from the Nasdaq National Market to the NYSE. The Common Stock began trading on the NYSE on June 30, 1997. The Company has recorded a one-time pre-tax charge of $500,000 in connection with listing of the Common Stock on the NYSE.

     The Company has accepted from Morgan Stanley Senior Funding, Inc. ("MSSF") a commitment to provide a $500 million senior secured revolving credit facility (the "Revolving Facility") which is to be used for general corporate purposes, including the construction and acquisition of extended stay lodging properties. The Revolving Facility will be a five year senior secured facility structured as a corporate bank loan and syndicated to relationship banks. Upon execution of the Revolving Facility, the Company will terminate its two existing mortgage loan facilities, which provide for an aggregate of $400 million in available mortgage loans. Accordingly, the Company has recorded a one-time, pre-tax charge of $9.7 million. The charge represents deferred costs associated with its mortgage facilities and has been reflected in the Company's financial results for the three months and six months ended June 30, 1997. In addition to the Revolving Facility, the Company expects to issue approximately $300 million of unsecured subordinated debt as part of an overall financing plan that is expected to increase the Company's credit availability to $800 million.

     The Company realized interest income of $3.4 million and $7.4 million for the quarter and six months, respectively, ended June 30,1997 and $2.9 million and $4.4 million for the same periods in 1996. Interest income is primarily attributable to the investment of funds received from offerings of the Company's Common Stock.

     The Company recognized income tax benefits of $2.0 million and $348,000 for the quarter and the six months, respectively, ended June 30, 1997 and incurred income tax expense of $1.1 million and $1.3 million for the respective comparable periods in 1996. The income tax benefits for 1997 differ from the expected tax rate of 40% primarily due to permanent tax differences relating to non-deductible merger expenses. Management expects that the annualized effective tax rate, not inclusive of the effect of the permanent differences associated with the Merger, will be approximately 40%.

     Depreciation and amortization in the amount of $213,000 and $422,000 for the quarter and six months ended June 30, 1997, respectively, and $80,000 and $145,000 for the respective comparable periods in 1996, were provided using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of the facilities, including primarily organization costs and office furniture and equipment.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $175 million and $224 million as of June 30, 1997 and December 31, 1996, respectively. Substantially all of the cash balances were invested, utilizing domestic commercial banks and other financial institutions, in short-term commercial paper and other securities having credit ratings of A1/P1 or equivalent. The market value of the securities held approximates the carrying amount. During 1996 SPH temporarily invested proceeds from an offering of its common stock in investments with maturities greater than 90 days. Accordingly, these investments in a mutual fund (primarily in municipal bonds) and in United States Government obligations have been classified as investments available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". During the six months ended June 30, 1996, purchases of such investments available-for-sale aggregated $38.8 million.

     During the six-month period ended June 30, 1996, the Company acquired five extended stay facilities from a number of unrelated sellers for approximately $26.4 million, which was paid for by the issuance of approximately 1.8 million shares of Common Stock, valued at approximately $22.7 million, and approximately $3.7 million in cash. In addition, approximately $71.4 million was used to acquire land and develop and furnish the 37 sites under construction during the six months ended June 30, 1996.

     In February 1996, SPH increased its existing revolving line of credit (the "Line of Credit") maturing in June 1998, from $30 million to $50 million. The Line of Credit was terminated upon consummation of the Merger. For the six months ended June 30, 1996, SPH received proceeds from borrowings under the Line of Credit totaling $7.0 million and made payments on the Line of Credit totaling $11.1 million. ESA made payments of $630,000 during the six months ended
June 30, 1996 on a note payable which was issued in 1995 for the purchase of a property site. At December 31, 1996 there were no outstanding borrowings under the Line of Credit. SPH incurred deferred loan costs associated with the Line of Credit of $232,000 in the six-month period ended June 30, 1996.

     In October 1995, ESA executed a credit facility agreement providing up to $200 million in mortgage financing for completed facilities, subject to certain conditions and limitations. ESA entered into an additional credit facility agreement in May 1996 which provides up to $300 million in mortgage financing, subject to certain conditions and limitations, for completed facilities. At that time, ESA reduced the size of the original mortgage facility from $200 million to $100 million. As a result of these transactions, the Company has two credit facility agreements which provide for a total of $400 million in mortgage financing. No advances have been made under either facility. The Company made payments for deferred loan costs in connection with the mortgage facilities totaling $148,000 and $3.7 million during the respective six-month periods ended June 30, 1997 and 1996.

     In April 1996, SPH closed a public offering of 4,855,347 shares of common stock, and 319,653 shares sold by selling shareholders, at $16.83 per share (number of shares and price per share have not been adjusted for the Merger). Net cash proceeds to SPH were approximately $76.8 million, which excluded any proceeds from the sales by selling shareholders.

     On June 5, 1996, ESA closed a public offering of 19,550,000 shares of its Common Stock at a public offering price of $15.50 per share. The proceeds to the Company of such offering were approximately $289 million, net of offering expenses.

     During the six-month period ended June 30, 1997, additions to property and equipment totaling $262.2 million were used to acquire, develop and furnish the 139 sites under construction during that period.

     During the quarter ended June 30, 1997, the Company made payments of $8.8 million for costs associated with the Merger. Management believes that these costs are not recurring and that they will not have an impact on future earnings.

     On February 6, 1997, ESA issued 11,500,000 shares of its Common Stock to a number of institutional investors in a private placement transaction (the "Private Placement"). The purchase price in the Private Placement was $17.625 per share, for an aggregate amount of approximately $203 million. Net proceeds received by ESA from the Private Placement were approximately $198 million. The Company has registered under the Securities Act all of the shares of Common Stock issued in the Private Placement so that the holders of such shares may make resales in the public market of those shares. In addition, proceeds of approximately $1.2 million were received as a result of the exercise of options to purchase the Company's Common Stock during the six months ended June 30, 1997.

     The Company has accepted from MSSF a commitment to provide the Revolving Facility which is to be used for general corporate purposes, including the construction and acquisition of extended stay lodging properties. Upon execution of the Revolving Facility, the Company will terminate its two existing mortgage loan facilities.

     The Company had commitments to complete construction of additional extended stay properties with a total cost of approximately $500 million at June 30, 1997. The Company expects to finance the construction and development of its lodging facilities principally with its cash balances, issuances of equity or debt securities, and loans under the Revolving Facility.

     In the future, the Company may seek to increase the amount of its credit facilities, negotiate additional credit facilities, or issue equity or corporate debt instruments. Any debt incurred or issued by the Company may be collateralized, with a fixed or variable interest rate, and may be subject to such terms as the Board of Directors of the Company deems prudent. The Company expects that it will need to procure additional financing over time, although there can be no assurance that such financing will be available when needed.

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

     The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the revenue or operating results of the Company during any of the periods presented. There can be no assurance, however, that inflation will not effect future operating or construction costs.

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

                                     PART II

                               OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

(c)  Recent Sales of Unregistered Securities

     None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following summarizes the votes of the Special Meeting of the Company's stockholders held on April 11, 1997:

Matter                              For              Against           Abstain         Non-Vote          Shares Voted
------                              ---              -------           -------         --------          ------------
Approval and adoption of
 the Merger Agreement
 among ESA, Merger Sub,
 and SPH                         56,017,900             15,815          249,983        4,799,025            61,082,723

Matter
------
Approval of an amendment
 to the ESA Certificate of
 Incorporation increasing
 the authorized shares of
 Common Stock from 200
 million to 500 million          56,957,515          4,103,055           17,253            4,900            61,082,723

Matter
------
Approval of the Extended
 Stay America, Inc.
 Amended 1997 Employee
 Stock Option Plan               47,495,948          8,732,229           55,521        4,799,025            61,082,723


The following summarizes the votes at the Annual Meeting of the Company's stockholders held on May 12, 1997:

Matter                              For              Against           Abstain         Non-Vote          Shares Voted
------                              ---              -------           -------         --------          ------------
Election of Directors -
H. Wayne Huizenga                64,845,169             --              14,561            --             64,859,730
George D. Johnson, Jr.           64,845,155             --              14,575            --             64,859,730
Norwood Cowgill, Jr.             64,845,169             --              14,561            --             64,859,730
Donald F. Flynn                  64,845,169             --              14,561            --             64,859,730
Stewart H. Johnson               64,845,169             --              14,561            --             64,859,730
John J. Melk                     64,845,169             --              14,561            --             64,859,730
Peer Pederson                    64,845,169             --              14,561            --             64,859,730

Matter
------
Ratification of the
 appointment of
 Coopers & Lybrand L.L.P.
 as Independent Auditors
 for the Company for 1997        64,835,108            4,650           19,972            --              64,859,730

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                  Exhibits
   Exhibit
   Number                  Description of Exhibit
   ------                  ----------------------

     2.1 Agreement and Plan of Merger dated as of January 16, 1997 by and among the Company, Merger Sub, and Studio Plus (incorporated by reference to
          Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 16, 1997)
    10.1 Confidential Separation Agreement and General Release, dated as of June 1, 1997, between the Company and Harold E. Wright
    10.2  1997 Employee Stock Option Plan of the Company
    11.1  Statement re:  Computation of Earnings Per Share
    27.1  Financial Data Schedule (for EDGAR filings only)
    99.1  Commitment letter for revolving credit facility dated as of July
          21, 1997 between the Company and Morgan Stanley Senior Funding, Inc.

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K dated April 11, 1997, announcing the completion of the Merger.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1997.

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


                           /s/  Gregory R. Moxley
                           -----------------------------------------------------
                                Gregory R. Moxley
                                Vice President Finance
                                (Principal Accounting Officer)