Form 10-Q
period 1997-09-30
EXTENDED STAY AMERICA INC
filed 1997-11-14
CIK 1002579

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ______________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period from __________ to __________


                        Commission File Number 0-27360

                                 _____________

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

                                 _____________

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

  At November 7, 1997, the registrant had issued and outstanding an aggregate of 95,570,621 shares of Common Stock.

                                    PART I

                             FINANCIAL INFORMATION

Item 1.   Financial Statements

                          EXTENDED STAY AMERICA, INC.

               Condensed Consolidated Balance Sheets (Unaudited)
                       (In thousands, except share data)

                                    ASSETS

                                                                                              September 30,          December 31,
                                                                                                  1997                 1996 (1)
                                                                                             ---------------      -----------------
Current assets:
  Cash and cash equivalents...............................................................  $        32,848      $         224,325
  Accounts receivable.....................................................................            6,003                  1,665
  Prepaid expenses........................................................................            1,582                    796
  Deferred income taxes...................................................................              410                  1,143
  Other current assets....................................................................              466                  1,580
                                                                                            ---------------      -----------------
     Total current assets  ...............................................................           41,309                229,509
Property and equipment, net...............................................................          842,981                428,749
Deferred loan costs.......................................................................            7,504                  9,519
Other assets..............................................................................            1,449                    658
                                                                                            ---------------      -----------------
                                                                                            $      $893,243      $        $668,435
                                                                                            ===============      =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................................................  $      $ 23,887      $          14,827
  Accrued salaries and related expenses...................................................            3,634                  1,694
  Due to related parties..................................................................                7                    204
  Other accrued expenses..................................................................            6,195                  3,463
  Accrued retainage.......................................................................           17,252                 11,371
  Deferred revenue........................................................................            1,075                    179
                                                                                            ---------------      -----------------
     Total current liabilities............................................................           52,050                 31,738
                                                                                            ---------------      -----------------

Deferred income taxes.....................................................................           12,683                  7,983
                                                                                            ---------------      -----------------

Commitments
Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding..........................................................................
  Common stock, $.01 par value, 500,000,000 shares authorized, 95,378,490 and 83,666,383
   shares issued and outstanding, respectively............................................              954                    837
  Additional paid-in capital..............................................................          820,528                619,870
  Retained earnings.......................................................................            7,028                  8,007
                                                                                            ---------------      -----------------
     Total stockholders' equity...........................................................          828,510                628,714
                                                                                            ---------------      -----------------
                                                                                            $       893,243      $         668,435
                                                                                            ===============      =================

(1)  Derived from audited financial statements

    See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

          Condensed Consolidated Statements of Operations (Unaudited)
                     (In thousands, except per share data)





                                                                   Three Months Ended                      Nine Months Ended
                                                              --------------------------------      -------------------------------
                                                              September 30,      September 30,      September 30,    September 30,
                                                                  1997               1996               1997             1996
                                                              -------------      -------------      -------------    --------------
Revenue.......................................................    $  38,773          $  11,923          $  87,564         $  25,552
                                                                  ---------          ---------          ---------         ---------
Property operating expenses...................................       17,436              4,727             39,923            10,451

Corporate operating and property management expenses..........        8,102              4,610             20,846            11,772
Merger, financing and other charges...........................                                             19,895
Depreciation and amortization.................................        5,274              1,760             13,344             3,742
                                                                  ---------          ---------          ---------         ---------
     Total costs and expenses.................................       30,812             11,097             94,008            25,965
                                                                  ---------          ---------          ---------         ---------
Income (loss) from operations.................................        7,961                826             (6,444)             (413)

Interest income...............................................        1,446              5,204              8,880             9,633
                                                                  ---------          ---------          ---------         ---------
Income before income taxes....................................        9,407              6,030              2,436             9,220

Provision for income taxes....................................        3,763              2,411              3,415             3,687
                                                                  ---------          ---------          ---------         ---------
Net income (loss).............................................    $   5,644          $   3,619          $    (979)        $   5,533
                                                                  =========          =========          =========         =========
Net income (loss) per common share............................    $    0.06          $    0.04          $   (0.01)        $    0.08
                                                                  =========          =========          =========         =========
Weighted average common equivalent shares outstanding.........       96,793             84,794             93,786            69,629
                                                                  =========          =========          =========         =========


     See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                               Nine Months Ended
                                                                                       ----------------------------------
                                                                                        September 30,       September 30,
                                                                                            1997                 1996
                                                                                       ---------------      -------------
Cash flows from operating activities:
   Net income (loss)..............................................................     $         (979)      $      5,533
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization.............................................             13,344              3,742
        Bad debt expense..........................................................                253                 61
        Merger costs..............................................................              9,727
        Deferred loan costs.......................................................              9,667
        Write off of site deposits and preacquisition costs.......................              2,363                743
        Deferred income taxes.....................................................              5,433              1,239
        Changes in operating assets and liabilities...............................             (5,516)             1,296
                                                                                       --------------       ------------
           Net cash provided by operating activities..............................             34,292             12,614
                                                                                       --------------       ------------
Cash flows from investing activities:
     Acquisitions of extended stay properties.....................................                                (4,271)
     Additions to property and equipment..........................................           (409,650)          (145,830)
     Payments for merger costs....................................................             (9,242)
     Purchase of investments available for sale...................................                               (39,171)
     Proceeds from sale of investments available for sale.........................                                21,000
     Payments for other assets....................................................                                (1,179)
                                                                                       --------------       ------------
           Net cash used in investing activities..................................           (418,892)          (169,451)
                                                                                       --------------       ------------
Cash flows from financing activities:
     Proceeds from long-term debt.................................................                                 7,000
     Payments of long-term debt and note payable..................................                               (11,705)
     Proceeds from issuance of common stock.......................................            200,775            365,729
     Additions to deferred loan costs.............................................             (7,652)            (3,989)
     Payments for prepaid registration costs......................................                                   (52)
                                                                                       --------------       ------------
           Net cash provided by financing activities..............................            193,123            356,983
                                                                                       --------------       ------------
Increase (decrease) in cash and cash equivalents..................................           (191,477)           200,146
Cash and cash equivalents at beginning of period..................................            224,325            125,915
                                                                                       --------------       ------------
Cash and cash equivalents at end of period........................................     $       32,848       $    326,061
                                                                                       ==============       =============

Noncash investing and financing transactions:
     Issuance of common stock for acquisition of extended stay
       properties.................................................................     $                    $     55,272
                                                                                       ==============       ============
     Capitalized or deferred items included in accounts payable
       and accrued liabilities....................................................     $       39,655       $      5,848
                                                                                       ==============       ============
Supplemental cash flow disclosures:
     Cash paid for income taxes...................................................     $        1,129       $
                                                                                       ==============       ============

     See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

  Extended Stay America, Inc. ("ESA") was organized on January 9, 1995 as a Delaware corporation to develop, own and manage extended stay lodging facilities.

  On April 11, 1997, ESA, ESA Merger Sub, Inc. ("Merger Sub"), a wholly-owned subsidiary of ESA, and Studio Plus Hotels, Inc. ("SPH") consummated a merger (the "Merger") pursuant to which SPH was merged with and into Merger Sub and the 12,557,786 shares of SPH common stock issued and outstanding on such date were converted into 15,410,915 shares of common stock, par value $.01 per share, of ESA ("Common Stock") and options to purchase 1,072,565 shares of SPH common stock were converted into options to purchase 1,316,252 shares of Common Stock. The Merger was accounted for using the pooling of interests method of accounting. The accompanying unaudited condensed consolidated financial statements of ESA and SPH (together, the "Company") give effect to the Merger as if it had been consummated as of the beginning of the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

  The condensed consolidated balance sheet data at December 31, 1996 was derived from the audited consolidated financial statements of the Company but does not include all disclosures required by generally accepted accounting principles.

  Operating results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's supplemental financial statements included on Form S-3 filed July 29, 1997, ESA's Annual Report on Form 10-K and SPH's Annual Report on Form 10-K for the year ended December 31, 1996.

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

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per share" ("SFAS 128"). This statement establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings per share". SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15, with some modifications. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Early adoption is not permitted and restatement of all prior period EPS data presented after the effective date is required.

  Certain previously reported amounts have been reclassified to conform with the current period's presentation.

NOTE 2 -- ACQUISITION OF EXTENDED STAY PROPERTIES

  During 1996, the Company acquired ten (10) extended stay facilities from a number of unrelated sellers (the "Acquisitions") for approximately $59.5 million, which was paid for by the issuance of approximately 4.5 million shares of Common Stock valued at approximately $55.2 million and approximately $4.3 million in cash. As part of the Acquisitions, the Company assumed liabilities aggregating approximately $470,000 under certain leases for personal property which were subsequently paid.

  The Acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the properties are included in the condensed consolidated statements of operations from the dates of acquisition.

  The following unaudited pro forma condensed consolidated statement of operations for the nine months ended September 30, 1996 is presented as if the acquisition of all properties acquired during 1996 and the related issuances of shares of Common Stock had occurred on January 1, 1996. The pro forma condensed consolidated statement of operations is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1996, nor does it purport to represent the results of operations for future periods.

                                                                              Actual                           Pro forma
                                                                       for the nine months                for the nine months
                                                                              ended                              ended
                                                                          September 30,                      September 30,
                                                                               1997                               1996
                                                                     ---------------------             ------------------------
                                                                                (in thousands, except per share data)

Total revenue..................................................      $              87,564             $                 30,765
Total costs and expenses.......................................                     94,008                               28,261
                                                                     ---------------------             ------------------------
     Income (loss) from operations.................................                 (6,444)                               2,504
Interest income................................................                      8,880                                9,633
                                                                     ---------------------             ------------------------

     Income before income taxes                                                      2,436                               12,137
Provision (benefit) for income taxes                                                 3,415                                4,855
                                                                     ---------------------             ------------------------

     Net (loss) income.............................................  $                (979)            $                  7,282
                                                                     =====================             ========================
     Net income (loss)  per common share...........................  $               (0.01)            $                   0.10
                                                                     =====================             ========================
     Weighted average common shares outstanding...................                  93,786                               73,212
                                                                     =====================             ========================


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

  Income tax expense for the three-month and nine-month periods ended September 30, 1997 and 1996 differed from the amounts computed by applying the U.S. Federal income tax rate of 35% primarily as a result of the impact of state and local income taxes and as a result of nondeductible expenses associated with the Merger recognized in the second quarter of 1997.

NOTE 4 -- LONG-TERM FINANCING

  Effective September 26, 1997 the Company executed a credit agreement with various banks pursuant to which the banks have agreed to provide a revolving credit facility (the "Revolving Facility") of up to $500 million to the Company, subject to the terms and conditions set forth, to be used for general corporate purposes, including the construction and acquisition of extended stay hotel properties. Availability under the Revolving Facility is dependent upon the Company satisfying certain financial ratios, but in no event will availability under the Revolving Facility be less than $200 million at any time.

  The Revolving Facility will mature on December 31, 2002. Under the Revolving Facility the Company will be required to repay indebtedness outstanding with the net cash proceeds from certain sales of assets, from issuances of debt or equity by the Company, and from insurance recovery events (subject to certain reinvestment rights). The Company will also be required to repay indebtedness outstanding under the Revolving Facility annually in an amount equal to 50% of the Company's excess cash flow as defined in the credit agreement. In addition, amounts borrowed under the Revolving Facility are secured by substantially all of Company's assets.

  Upon effectiveness of the Revolving Facility, the Company terminated two mortgage loan facilities, which provided for an aggregate of $400 million in available mortgage loans. Accordingly, the Company recorded a one-time pre-tax charge of $9.7 million in the quarter ended June 30, 1997 which represented deferred costs associated with the mortgage facilities.

  NOTE 5 -- OTHER MATTERS

  On April 11, 1997, the Company's shareholders approved an amendment of the Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock, par value $.01, from 200 million to 500 million shares.

  In connection with the Merger, the Company recorded in the quarter ended June 30, 1997 a one-time pre-tax charge of $9.7 million representing merger expenses and costs associated with the integration of SPH operations following the Merger.

  During the quarter ended June 30, 1997, the Company announced that its Board of Directors had approved a plan to have the Common Stock listed on the New York Stock Exchange, Inc. ("NYSE") and to move trading in the Common Stock from the Nasdaq National Market to the NYSE. The Common Stock began trading on the NYSE on June 30, 1997. The Company recorded a one-time, pre-tax charge of $500,000 in connection with listing of the Common Stock on the NYSE in the quarter ended June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  Extended Stay America, Inc. ("ESA"), was organized on January 9, 1995, as a Delaware corporation to develop, own, and manage extended stay lodging facilities. Studio Plus Hotels, Inc. ("SPH") was formed in December 1994 and acquired, through merger and exchange of SPH common stock for partnership interests immediately prior to completion of the SPH initial public offering in June 1995, all of the assets of Studio Plus, Inc. and the SPH predecessor entities, which owned and operated StudioPLUS(TM) extended stay facilities. The acquisition of the interests of the controlling shareholder or partner and affiliates of the predecessor entities was accounted for as a pooling of interests.

  On April 11, 1997, ESA, ESA Merger Sub, Inc. ("Merger Sub"), and SPH consummated a merger pursuant to which SPH was merged with and into Merger Sub (the "Merger") and the 12,557,786 shares of SPH common stock that were outstanding on the closing date were converted into 15,410,915 shares of common stock, par value $.01 per share, of ESA ("Common Stock") and options to purchase 1,072,565 shares of SPH common stock were converted into options to purchase 1,316,252 shares of Common Stock. As a result of the Merger, SPH became a wholly-owned subsidiary of ESA. The accompanying unaudited condensed consolidated financial statements of ESA and SPH (together, the "Company") give effect to the Merger, which has been accounted for as a pooling of interests.

  The Company owns and operates three brands in the extended stay lodging market--StudioPLUS hotels ("StudioPLUS"), EXTENDED STAYAMERICA Efficiency Studios ("EXTENDED STAY"), and Crossland Economy Studios(SM) ("Crossland"), each designed to appeal to different price points below $500 per week. All three brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette; and a bathroom. EXTENDED STAY rooms are designed to compete in the economy category. Crossland guest rooms are typically smaller than EXTENDED STAY rooms and are targeted for the budget category, while StudioPLUS facilities serve the mid-price category and generally feature larger guest rooms and also generally offer an exercise facility and a swimming pool.

  The following is a summary of the Company's selected development and operational results for the three months and the nine months ended September 30, 1997 and 1996.

                                                         Three months ended                 Nine months ended
                                                            September 30                       September 30
                                                    ----------------------------      -------------------------------
                                                       1997             1996              1997               1996
                                                    ----------       -----------      ------------       ------------

Total Facilities Open (at Period End)......             151               53                151                 53
Total Facilities Developed.................              35               14                 76                 19
Total Facilities Acquired..................                                4                                    10
Average Occupancy Rate.....................              80%              79%                75%                81%
Average Weekly Room Rate...................           $ 264            $ 276              $ 262              $ 264

  Average occupancy rates are determined by dividing the guest rooms occupied on a daily basis by the total number of guest rooms. Due to the Company's rapid expansion, its overall average occupancy rate has been negatively impacted by the lower occupancy typically experienced during the pre-stabilization period for newly opened facilities. This negative impact on occupancy is expected to diminish as the ratio of new property openings during a period to total properties in operation at the end of the period decreases. Average weekly room rates are determined by dividing room revenue by the number of rooms occupied on a daily basis for the applicable period and multiplying by seven. The average weekly room rates vary from standard room rates due primarily to (i) stays of less than one week, which are charged at a higher nightly rate, (ii) higher weekly rates for rooms which are larger than the standard rooms, and (iii) additional charges for more than one person per room. Future occupancy and room rates may be impacted by a number of factors including the number and geographic location of new facilities, as well as the season in which such facilities commence operations. There can be no assurance that the foregoing occupancy and room rates can be maintained.

     The following is a summary of the Company's development status as of September 30, 1997, by brand. The Company expects to complete the construction of the facilities currently under construction generally within the next twelve months and to commence construction on the majority of the sites under option at various dates in the future. There can be no assurance, however, that the Company will complete the acquisition of the sites under option or, if acquired, commence and complete construction within time periods historically experienced by the Company. The Company's ability to complete development of sites under construction and under option may be materially impacted by various factors including zoning, permitting and environmental issues as well as weather-induced construction delays.

                                                                       EXTENDED
                                                Crossland                STAY                StudioPLUS             Total
                                             ----------------      -----------------      -----------------     -------------

Operating Facilities..................               3                    99                     49                  151
Facilities Under Construction.........               8                    45                     28                   81
Sites Under Option....................              43                    50                     26                  119

Results of Operations

 For the three months ended September 30, 1997 and 1996

Property Operations

  The following is a summary of the properties operated during the specified periods and the related average occupancy and weekly rates:

                                                        For the three months ended
                              -------------------------------------------------------------------------------
                                       September 30, 1997                        September 30, 1996
                              -------------------------------------     -------------------------------------
                                                            Average                                   Average
                              Facilities      Average       Weekly      Facilities       Average      Weekly
                                 Open        Occupancy       Rate          Open         Occupancy      Rate
                              ----------     ---------      -------     ----------      ---------     -------
Crossland..............            3             72%         $183          N/A            N/A           N/A
EXTENDED STAY..........           99             79%         $251           24             71%         $257
StudioPLUS.............           49             84%         $308           29             88%         $293
                              ----------     ---------      -------     ----------      ---------     -------
  Total................          151             80%         $264           53             79%         $276
                              ==========     =========      =======     ==========      =========     =======


  Because the newly opened properties typically experience lower occupancies during their pre-stabilization period, average occupancy rates are impacted by the ratio of newly opened properties to total properties. For both the EXTENDED STAY brand and the combined brands, occupancy rates increased for the three months ended September 30, 1997 as compared to the same period in 1996 primarily due to a decrease in the ratio of newly opened properties to total properties. Occupancy rates decreased for the StudioPLUS brand primarily due to an increase in the ratio of newly opened properties to total properties for that brand.

  The changes in average weekly rates for the three months ended September 30, 1997 as compared with the same period for 1996 reflect primarily the geographic dispersion of facilities opened since September 30, 1996 and the standard weekly rates in those markets. In the case of the EXTENDED STAY properties, however, average weekly rates for 1996 were abnormally high for properties located in the Atlanta market in connection with the Olympic games. As a result, average weekly rates for the EXTENDED STAY properties declined for the three months ended September 30, 1997 as compared with the comparable period in 1996. Overall average weekly rates declined for the three months ended September 30, 1997 as compared to the same period in 1996 as a result of an increase in the lower priced EXTENDED STAY and Crossland properties to 68% of all properties from 45% for the same period in 1996.

  The Company recognized total revenues for the three months ended September 30, 1997 of $38.8 million, compared with $11.9 million during the same period in 1996, an increase of $26.9 million. Approximately $27.0 million of the increased revenue was generated by new or acquired properties and a decrease of approximately

$98,000 in revenue was attributable to the 35 properties that were in operation throughout both periods. The decrease in revenue was primarily attributable to the EXTENDED STAY properties in the Atlanta area which experienced abnormally high revenues during the Olympic games in 1996. Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating expenses and depreciation, were $17.4 million (45% of total revenue) for the three months ended September 30, 1997, compared to $4.7 million (40% of total revenue) for the three months ended September 30, 1996. The increase in property operating expenses as a percentage of total revenue for the third quarter of 1997 as compared to the same period in 1996 was primarily a result of the lower occupancies and revenue typically experienced by properties in the pre-stabilization period. As a result, the Company realized property operating margins of 55% and 60% for the three-month periods ended September 30, 1997 and 1996, respectively.

  The provision for depreciation and amortization of lodging facilities of $5.1 million for the three months ended September 30,1997, and $1.6 million for the same period in 1996, was provided using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation. The increase in depreciation for the three months ended September 30, 1997 as compared to the prior year period is due to the operation of 98 additional facilities in 1997.

Corporate Operations

  Corporate operating and property management expenses include all expenses not directly related to the development or operation of the lodging facilities. These expenses consist primarily of personnel expenses, professional and consulting fees, and related travel expenses including costs that are not directly related to a site that will be developed by the Company. The Company incurred corporate operating and property management expenses of $8.1 million (21% of total revenue) for the three months ended September 30, 1997 and $4.6 million (39% of total revenue) for the three months ended September 30, 1996. The increases in the amount of these expenses for the three-month period ending in 1997 as compared to the prior year period reflect the impact of additional personnel and related expenses in connection with the Company's increased level of operating facilities and site development. Management expects these expenses to increase in total amount but to decline as a percentage of revenue with the development of additional facilities in the future.

  Depreciation and amortization in the amount of $200,000 for the quarter ended September 30, 1997 and $170,000 for the comparable period in 1996 were provided using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of the facilities, including primarily office furniture and equipment.

  The Company realized interest income of $1.4 million for the quarter ended September 30, 1997 and $5.2 million for the same period in 1996. Interest income is primarily attributable to the investment of funds received from offerings of the Company's Common Stock. The decrease in interest income for the three months ended September 30, 1997 as compared to the prior year period was due to the decrease in the average cash and cash equivalent balances resulting from investments in property and equipment during 1997.

  The Company recognized income tax expense at an effective rate of 40% of income before income taxes for the three months ended September 30, 1997 and 1996. Income tax expense differs from the Federal income tax rate of 35% primarily due to state and local income taxes.

  For the nine months ended September 30, 1997 and 1996

Property Operations

  The following is a summary of the properties operated during the specified periods and the related average occupancy and weekly rates:


                                                    For the nine months ended
                         ------------------------------------------------------------------------------
                                    September 30, 1997                         September 30, 1996
                         -------------------------------------      -----------------------------------
                                                       Average                                  Average
                         Facilities       Average      Weekly       Facilities      Average     Weekly
                            Open         Occupancy      Rate           Open        Occupancy     Rate
                         ----------      ---------     -----        ----------     ---------    -------
Crossland..............       3              79%        $179          N/A            N/A           N/A
EXTENDED STAY..........      99              73%        $248           24             76%         $237
StudioPLUS.............      49              82%        $303           29             84%         $281
                            ---              --         ----           --             --          ----
  Total................     151              75%        $262           53             81%         $264
                            ===              ==         ====           ==             ==          ====

  The decline in average occupancy for the nine months ended September 30, 1997 compared to the same period in 1996 reflects primarily the lower occupancy typically experienced during the pre-stabilization periods for the 76 facilities (50% of all open facilities) that commenced operations during the first nine months of 1997 and the 22 facilities (42% of all open facilities) that commenced operations during the last three months of 1996. The increase in average weekly room rates for the EXTENDED STAY and StudioPLUS properties for the nine months ended September 30, 1997 compared to the same period in 1996 reflects primarily the geographic dispersion of facilities opened and the standard weekly rates in those markets. Overall average weekly rates declined for the nine months ended September 30, 1997 as compared to the same period in 1996 primarily as a result of the increase in the lower priced EXTENDED STAY and Crossland properties to 68% of all properties in 1997 from 45% for the same period in 1996.

  The Company recognized total revenues of $87.6 million for the nine months ended September 30, 1997, compared with $25.6 million during the same period in 1996, an increase of $62 million. This increase was attributable to $61.5 million of additional revenue generated by new or acquired facilities and approximately $539,000 of additional revenue from the 24 properties that were in operation during both periods. Property operating expenses for the nine months ended September 30, 1997 were $39.9 million (46% of total revenue) compared to $10.5 million (41% of total revenue) for the nine months ended September 30, 1996. The increase in property operating expenses in relation to total revenue for the nine months of 1997 as compared to the same period in 1996 was primarily a result of lower occupancies and revenue for the pre-stabilization period of the 76 facilities that commenced operations during the first nine months of 1997. As a result, the Company realized property operating margins of 54% and 59% for the nine-month periods ended September 30, 1997 and 1996, respectively.

  The provision for depreciation and amortization of lodging facilities was $13.0 million for the nine months ended September 30,1997 and $3.4 million for the same period in 1996. The increase in depreciation for the nine months ended September 30, 1997 as compared to the prior year period is due to the operation of 98 additional facilities in 1997.

Corporate Operations

  Corporate operating and property management expenses include all expenses not directly related to the development or operation of the lodging facilities. These expenses consist primarily of personnel expenses, professional and consulting fees, and related travel expenses including costs that are not directly related to a site that will be developed by the Company. Corporate operating and property management expenses for the nine months ended September 30, 1997 and 1996 were $20.8 million and $11.8 million, respectively, or 24% and 46% of total revenue, respectively. The increases in the amount of these expenses for the nine-month period ending in 1997 as compared to the prior year period reflect the impact of additional personnel and related expenses in connection with the Company's increased level of operating facilities and site development. Management expects these expenses to increase in total amount but to decline as a percentage of revenue with the development of additional facilities in the future.

  Depreciation and amortization was $340,000 for the nine months ended September 30, 1997 and $315,000 for the comparable period in 1996.

  The Company realized interest income of $8.9 million for the nine months ended September 30, 1997 and $9.6 million for the same period in 1996. Interest income is primarily attributable to the investment of funds received from offerings of the Company's Common Stock. The decrease in interest income for the nine months ended September 30, 1997 as compared to the prior year was due to the decrease in the average cash and cash equivalent balances resulting from investments in property and equipment during 1997.

  The Company recognized income tax expense of $3.4 million or 140% of income before taxes for the nine months ended September 30, 1997 and $3.7 million or 40% of income before taxes for the comparable period in 1996. Income tax expense differs from the Federal income tax rate of 35% due to state and local income taxes and, for 1997 due to permanent tax differences relating to non-deductible merger expenses. Management expects that the annualized effective income tax rate, not inclusive of the effect of the permanent differences associated with the Merger, will be approximately 40%.

Merger, Financing, and Other Charges

  During the nine months ended September 30, 1997, the Company recorded merger, financing, and other charges totaling $19.9 million. These one-time, pre-tax charges consisted of (i) $9.7 million of merger expenses and costs associated with the integration of SPH's operations following the Merger, (ii) the write-off of $9.7 million of deferred costs associated with the Company's $400 million mortgage facilities which were terminated upon execution of a revolving credit agreement with various banks, and (iii) a charge of $500,000 in connection with moving the listing of the Company's Common Stock to the New York Stock Exchange, Inc. ("NYSE") from the Nasdaq National Market. Management believes that these charges are non-recurring in nature and will not affect the future results of operations.

Liquidity and Capital Resources

  The Company had cash and cash equivalents of $32.8 million and $224.3 million as of September 30, 1997 and December 31, 1996, respectively. Substantially all of the cash balances were invested, utilizing domestic commercial banks and other financial institutions, in short-term commercial paper and other securities having credit ratings of A1/P1 or equivalent. The market value of the securities held approximates the carrying amount. During 1996 SPH temporarily invested proceeds from an offering of its common stock in investments with maturities greater than 90 days. Accordingly, these investments in a mutual fund (primarily in municipal bonds) and in United States Government obligations have been classified as investments available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". During the nine months ended September 30, 1996, purchases of such investments available-for-sale aggregated $39.2 million and proceeds from the sale of such investments aggregated $21 million.

  During the nine months ended September 30, 1997 and 1996, the Company generated cash from operating activities of $34.3 million and $12.6 million, respectively.

  During the nine-month period ended September 30, 1997, approximately $409.7 million was used to acquire, develop, and furnish the 155 sites under construction during that period as compared to the approximately $145.8 million that was used to acquire land and develop and furnish the 72 sites under construction during the nine months ended September 30, 1996. During the nine-month period ended September 30, 1996, the Company also acquired 10 extended stay facilities from a number of unrelated sellers for approximately $59.5 million, which was paid for with approximately $4.3 million in cash and by the issuance of approximately 4.5 million shares of Common Stock valued at approximately $55.2 million.

  During the nine months ended September 30, 1997, the Company made payments of $9.2 million for costs associated with the Merger. Management believes that these costs are not recurring and that they will not have an impact on future earnings.

  The Company received net proceeds from Common Stock offerings totaling $200.8 million and $365.7 million in the nine months ended September 30, 1997 and 1996, respectively.

  In May 1995, SPH entered into a $30 million revolving credit agreement (the "SPH Line of Credit") to fund future development and construction of additional hotels and for working capital. In February 1996, SPH increased the SPH Line of Credit to $50 million, maturing in 1998. During the nine months ended September 30, 1996, SPH received proceeds of $7.0 million and made payments of $11.7 million on the SPH Line of Credit. The SPH Line of Credit was terminated upon consummation of the Merger.

  Effective September 26, 1997, the Company executed an agreement (the "Credit Agreement") with various banks pursuant to which the banks, subject to the terms and conditions set forth, will provide a revolving credit facility (the "Revolving Facility") of up to $500 million to the Company to be used for general corporate purposes, including the construction and acquisition of extended stay hotel properties. Availability under the Revolving Facility is dependent upon the Company satisfying certain financial ratios of debt or interest compared to property level earnings before interests, taxes, depreciation, and amortization ("EBITDA") for qualifying properties, less corporate operating expenses. In no event, however, will availability under the Revolving Facility be less than $200 million at any time. Upon execution of the Credit Agreement, the Company terminated its two mortgage loan facilities, which provided for an aggregate of $400 million in available mortgage loans. Accordingly, the Company recorded a one-time pre-tax charge of $9.7 million in the quarter ended June 30, 1997 which represented deferred costs associated with the previous mortgage facilities. During the three months ended September 30, 1997, the Company paid $7.7 million in deferred loan costs associated with the Revolving Facility.

  The Revolving Facility will mature on December 31, 2002. Under the Revolving Facility the Company will be required to repay indebtedness outstanding with the net cash proceeds from certain sales of assets, from issuances of debt or equity by the Company, and from insurance recovery events (subject to certain reinvestment rights). The Company will also be required to repay indebtedness outstanding under the Revolving Facility annually in an amount equal to 50% of the Company's excess cash flow as defined in the Credit Agreement.

  Amounts drawn under the Revolving Facility bear interest, at the Company's option, at either a prime rate or a London Interbank Borrowing Rate ("LIBOR"), plus an applicable margin as defined in the Credit Agreement. The applicable margin is an annual rate which fluctuates based on the Company's ratio of total debt to total EBITDA and which is between 1.375% and 0% for prime rate loans and 2.375% and 1% for LIBOR rate loans. If at least $200 million of gross cash proceeds are received by the Company on or before September 25, 1998 from the issuance of certain debt instruments or Common Stock, the applicable margin will be between .875% and 0% for prime rate loans and between 1.875% and 1% for LIBOR rate loans.

  The Company's obligations under the Revolving Facility are guaranteed by each of the Company's subsidiaries (the "Guarantors") and are collateralized by a first priority lien on all stock owned by the Company and the Guarantors and all other current and future assets of the Company and the Guarantors (other than mortgages on the Company's and the Guarantors' real property).

  The Credit Agreement contains a number of covenants that limit, among other things, the ability of the Company and its subsidiaries to incur debt, make investments, pay dividends, prepay other indebtedness, engage in transactions with affiliates, enter into sale-leaseback transactions, create liens, make capital expenditures, acquire or dispose of assets, or engage in mergers or acquisitions. In addition, the Credit Agreement contains affirmative covenants that require, among other things, maintenance of corporate existence, compliance with laws, maintenance of properties and insurance, and the delivery of financial and other information. The Company is also required to comply with certain financial covenants, including a maximum leverage ratio, minimum interest coverage ratio, and minimum net worth. The Credit Agreement includes customary events of default, including, without limitation, a cross-default to other indebtedness, undischarged judgments, bankruptcy, and a change of control.

  The Company expects to continue to rapidly expand its operations. The Company had commitments to complete construction of additional extended stay properties with a total cost of approximately $410 million at September 30, 1997. The Company believes that the net proceeds from the Revolving Facility, together with cash on hand and cash flows from operations, will provide sufficient funds for the Company to develop the properties currently planned to open in 1998 and to fund its operating expenses through 1998. The Company expects it will require additional funding to continue its expansion beyond the planned openings in 1998. The timing and amount of financing needed will depend on a number of factors, including the number of properties the Company constructs or acquires, the timing of such development, and the cash flow generated by its properties. In the event that the capital markets provide favorable opportunities, the Company's plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company's growth and operations, or if the Company consummates acquisitions, the Company may seek additional capital sooner than currently anticipated. Sources of financing may include public or private debt or equity financing. There can be no assurance that such additional financing will be available to the Company or, if available, that it can be obtained on acceptable terms or within the limitations contained in the Company's financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development and expansion plans and expenditures and could have a material adverse effect on the Company.


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


Special Note on Forward-Looking Statements

  The statements contained in this Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for future periods to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These factors include, among other things: the Company's limited operating history and uncertainty as to the Company's future profitability; the ability to meet construction and development schedules and budgets; the ability to develop and implement operational and financial systems to manage rapidly growing operations; the uncertainty as to the consumer demand for extended stay lodging; increasing competition in the extended stay lodging market; the ability to integrate and successfully operate acquired properties and the risks associated with such properties; the ability to obtain financing on acceptable terms to finance the Company's growth strategy; the ability of the Company to operate within the limitations imposed by financing arrangements; and general economic conditions as they may impact the overall lodging industry.

                                    PART II

                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-k

(a)  Exhibits

        Exhibit
        Number                  Description of Exhibit
        ------                  ----------------------

         10.1 Credit Agreement dated as of September 26, 1997 by and among the Company and Morgan Stanley Senior Funding, Inc., as Syndication Agent and Arranger, The Industrial Bank of Japan, Limited, as Administrative Agent, and various banks.

         11.1   Statement re:  Computation of Earnings Per Share

         27.1   Financial Data Schedule (for EDGAR filings only)

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 1997.

                                EXTENDED STAY AMERICA, INC.


                                /s/ Robert A. Brannon
                                --------------------------------------
                                      Robert A. Brannon
                                      Senior Vice President,
                                      Chief Financial Officer,
                                      Secretary, and Treasurer
                                      (Principal Financial Officer)


                                /s/ Gregory R. Moxley
                                --------------------------------------
                                    Gregory R. Moxley
                                    Vice President Finance
                                    (Principal Accounting Officer)