Form 10-K
period 1997-12-31
EXTENDED STAY AMERICA INC
filed 1998-02-20
CIK 1002579

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

                  For the fiscal year ended December 31, 1997

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

         TITLE OF EACH CLASS            NAME OF EXCHANGE ON WHICH REGISTERED
COMMON STOCK, PAR VALUE $.01 PER SHARE         NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY STOCKHOLDERS WHO WERE NOT AFFILIATES (AS DEFINED BY REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION) OF THE REGISTRANT WAS APPROXIMATELY $1,137,231,872 AT FEBRUARY 13, 1998 (BASED ON THE CLOSING SALE PRICE ON THE NEW YORK STOCK EXCHANGE, INC. ("NYSE") ON FEBRUARY 13, 1998, AS REPORTED BY THE WALL STREET JOURNAL). AT FEBRUARY 13, 1998, THE REGISTRANT HAD ISSUED AND OUTSTANDING AN AGGREGATE OF 95,715,062 SHARES OF COMMON STOCK.

                      DOCUMENTS INCORPORATED BY REFERENCE

  THOSE SECTIONS OR PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 21, 1998, DESCRIBED IN PART III HEREOF, ARE INCORPORATED BY REFERENCE IN THIS REPORT.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Extended Stay America, Inc., a Delaware corporation, develops, owns, and operates extended stay lodging facilities which provide an affordable and attractive lodging alternative at a variety of price points for value-conscious guests. The Company's facilities are designed to offer a superior product at lower rates than most other lodging providers within their respective price segments. They feature fully furnished rooms which are generally rented on a weekly basis to guests such as business travelers, professionals on temporary work assignment, persons between domestic situations, and persons relocating or purchasing a home, with most guests staying for multiple weeks. On April 11, 1997, Extended Stay America, Inc. ("ESA") and ESA Merger Sub, Inc., a wholly-owned subsidiary of ESA ("Merger Sub"), completed a merger (the "Merger") with Studio Plus Hotels, Inc. ("SPH"). The Merger was accounted for as a pooling of interests and ESA's business development and historical financial statements have been restated to include the operations and accounts of SPH, which is now a wholly-owned subsidiary of ESA. Unless the context suggests otherwise, references in this Annual Report on Form 10-K to the "Company" mean ESA and its subsidiaries (including SPH).

  The Company believes that extended stay properties generally have higher operating margins, lower occupancy break-even thresholds, and higher returns on capital than traditional hotels, primarily as a result of the typically longer length of stay, lower guest turnover, and lower operating expenses. In addition, the Company believes the extended stay market is one of the most rapidly growing and underserved segments of the U.S. lodging industry, with demand for extended stay lodging significantly exceeding the current and anticipated near-term supply of dedicated extended stay rooms. For 1996, industry statistics indicate that there were approximately 160 million room nights for paid accommodations of six nights or longer related to non-convention business travel, of which approximately 124 million room nights were accommodated at traditional hotels. This indicates potential demand for over 400,000 extended stay lodging rooms on an annual basis. Of the 3.4 million rooms available in the lodging industry in 1996, extended stay hotel chains had only approximately 60,000 rooms. For 1997, there were 3.6 million rooms available in the lodging industry, of which approximately 86,000 rooms were at extended stay hotel chains. Of the 29,000 rooms added at extended stay hotel chains in 1997, approximately 11,700 were constructed by the Company. Of the 86,000 total extended stay rooms, approximately 43,000 rooms operated in the upscale segment of the extended stay market (with weekly room rates generally exceeding $500) and approximately 19,000 rooms were operated by the Company (with weekly room rates below $500). As a result, management believes that there exists strong growth opportunities in the mid-price, economy, and budget segments of the extended stay market.

  The Company's goal is to be a national provider of extended stay lodging and believes that the first companies to do so will benefit from establishing a brand name and customer awareness. The Company intends to achieve its goal by rapidly developing properties in selected markets, providing high value accommodations for its guests, actively managing its properties to increase revenues and reduce operating costs, and increasing customer awareness of the Company's extended stay products. Through December 31, 1997, the Company had developed and opened 174 extended stay lodging facilities, acquired 11 others, and had 84 such facilities under construction. The Company plans to begin construction of approximately 120 economy extended stay lodging facilities during 1998 and to continue an active development program thereafter. Since 1995, the Company has raised approximately $800 million of equity to finance its growth strategy and, as a result of its rapid development plan, has become the largest extended stay hotel chain in the mid-priced and economy sectors.

  The Company owns and operates three brands in the extended stay lodging category--StudioPLUSTM hotels ("StudioPlus"), EXTENDED STAYAMERICA Efficiency Studios ("EXTENDED STAY"), and Crossland Economy StudiosSM ("Crossland"), each designed to appeal to different price points below $500 per week. All three brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette; and a bathroom. EXTENDED STAY rooms are designed to compete in the economy category. Crossland rooms are typically smaller than EXTENDED STAY rooms and are targeted for the budget category, and StudioPLUS facilities serve the mid-price category and generally feature larger guest rooms, an exercise room, and a swimming pool.

  The Company's strategy is to maximize value to customers by providing a superior, newly-constructed product at each price point while maintaining high operating margins. The Company attempts to achieve this goal at each of its StudioPLUS, EXTENDED STAY, and Crossland facilities through the following:

    Create Brand Awareness. The Company believes that guests value a recognizable brand when selecting lodging accommodations. By positioning its brands as the first nationwide extended stay providers in their targeted price segments, the Company believes its brands will have a distinct advantage over their local and regional competitors. The Company believes that its evolving national presence and high customer satisfaction ratings, coupled with selective advertising and promotion, will establish StudioPLUS, EXTENDED STAY, and Crossland as desirable and well recognized brands.

    Provide a Superior Product at a Lower Price. The Company's facilities are designed to offer a superior product at lower rates than most other lodging providers within their respective price segments. Each of the Company's brands is targeted to a different price point: StudioPLUS--$299 to $399 per week (daily equivalent--$43 to $57); EXTENDED STAY--$199 to $299 per week (daily equivalent--$29 to $43); and Crossland--$159 to $199 per week (daily equivalent--$23 to $29). Room rates at the Company's facilities vary significantly depending upon market factors affecting such locations. These rates contrast with average daily rates in 1997 of $68, $52, and $43 for the mid-price, economy, and budget segments, respectively, of the traditional lodging industry.

    Achieve Operating Efficiencies. The Company believes that the design and price level of its facilities attract guest stays of several weeks, which provide for a more stable revenue stream and which, coupled with low labor-cost amenities, should lead to reduced administrative and operational costs and higher operating margins. In addition, the Company uses sophisticated control and information systems which enable it to manage, on a Company-wide basis, individual facility-specific factors such as pricing, payroll, and occupancy levels.

    Optimize Low Cost Amenities. The Company seeks to provide the level of amenities needed to offer quality accommodations while maintaining high operating margins. The Company's facilities contain a variety of non-labor intensive features that are attractive to the extended stay guest such as a fully-equipped kitchen or kitchenette, weekly housekeeping, color television with cable or satellite hook-up, coin-operated laundromat, and telephone service with voice mail messaging, and, at many StudioPLUS facilities, an exercise room and swimming pool. To help maintain affordability of room rates, labor intensive services such as daily cleaning, room service and restaurants are not provided.

    Employ a Standardized Concept. The Company has developed standardized plans and specifications for its facilities which provide for lower construction and purchasing costs and establish uniform quality and operational standards. The Company also benefits from the experience of various members of the Company's management team in rapidly developing and operating numerous commercial properties to a uniform set of design standards on a cost-effective basis.

INDUSTRY OVERVIEW

 TRADITIONAL LODGING INDUSTRY

  The U.S. lodging industry is estimated to have generated approximately $62 billion in annual room revenues in 1997 and had approximately 3.6 million rooms at the end of 1997. Industry statistics, which the Company believes to be reliable, indicate that the U.S. lodging industry's performance is strongly correlated to economic activity. Room supply and demand historically have been sensitive to shifts in economic growth, which has resulted in cyclical changes in average daily room and occupancy rates. Overbuilding in the lodging industry in the mid and late 1980s, when approximately 500,000 rooms were added, resulted in an oversupply of rooms.

The Company believes this oversupply and the general downturn in the economy led to depressed industry performance and a lack of capital available to the industry in the late 1980s and early 1990s. The Company believes that the lodging industry has since benefited from an improved supply and demand balance, as evidenced by the compound annual growth of 5% in revenue per available room from 1991 through 1997.

  The lodging industry generally can be segmented by the level of service provided and the pricing of the rooms. Segmentation by level of service is divided into the following categories: full service hotels, which offer food and beverage services, meeting rooms, room service, and similar guest services; limited service hotels, which generally offer only rooms with amenities such as swimming pools, continental breakfast, or similar limited services; and all-suites, which generally have limited public spaces but provide guests with two rooms or distinct partitioned areas and which may or may not offer food and beverage service to guests. Segmentation by price level may generally be divided into the following categories with the respective average daily room rates for 1997: budget ($43), economy ($52), mid-price ($68), upscale ($88), and luxury ($129).

  The all-suites segment of the lodging industry is a relatively new segment, having developed largely over the past 10 years, and is principally oriented toward business travelers in the mid-price to upscale price levels. All-suite hotels were developed partially in response to the increasing number of corporate relocations, transfers, and temporary assignments and the need of business travelers for more than just a room. To address those needs, all-suite hotels began to offer suites with additional space and, in some cases, an efficiency kitchen, and guests staying for extended periods of time were offered discounts to daily rates when they paid on a weekly or monthly basis. The Company believes that the extended stay market, in which the Company participates, is a further segmentation of the traditional lodging industry similar to the all-suites segment.

 EXTENDED STAY MARKET

  The Company believes that the extended stay market is one of the most rapidly growing and underserved segments of the U.S. lodging industry, with demand for extended stay lodging significantly exceeding the current supply of dedicated extended stay rooms. For 1996, industry statistics indicate that there were approximately 160 million room nights for paid accommodations of six nights or longer related to non-convention business travel, of which approximately 124 million room nights were accommodated at traditional hotels. This indicates potential demand for over 400,000 extended stay lodging rooms on an annual basis. Of the 3.4 million rooms available in the lodging industry in 1996, extended stay hotel chains had only approximately 57,000 rooms. For 1997, there were 3.6 million rooms available in the lodging industry, of which approximately 86,000 rooms were at extended stay hotel chains. Of the 29,000 rooms added at extended stay hotel chains in 1997, approximately 11,700 were constructed by the Company. Of the 86,000 total extended stay rooms, approximately 43,000 rooms operated in the upscale segment of the extended stay market (with weekly room rates generally exceeding $500) and approximately 19,000 rooms were operated by the Company (with weekly room rates below $500). As a result, management believes that there exists strong growth opportunities in the mid-price, economy, and budget segments of the extended stay market.

  The Company believes that the continuing significant demand/supply imbalance and the longer length of stay have allowed occupancy rates for extended stay hotels to significantly exceed occupancy rates in the overall U.S. lodging industry. As shown below, average occupancy rates for extended stay hotel chains have exceeded such rates in the overall U.S. lodging industry for each of the previous five years.

                                                    YEAR ENDED DECEMBER 31,
                                                   -----------------------------
                                                   1993  1994  1995  1996  1997
                                                   ----  ----  ----  ----  -----
Average Occupancy Rates:
  Extended Stay Hotel Chains(1)................... 79.2% 80.9% 80.3% 78.7% 75.7%
  All U.S. Lodging Industry(2).................... 63.5  64.8  65.1  65.1  64.5%

--------
(1) Occupancy rates were provided by Smith Travel Research. Includes Homestead Village(R), Villager Lodge(R), StudioPLUS, Lexington Hotel Suites(R), Hawthorn Suites(R), Homewood Suites(R), Residence Inn(R), Summerfield Suites(R), EXTENDED STAYAMERICA Efficiency Studios, Suburban Lodge, Candlewood, and Sierra Suites.
(2) Occupancy rates were provided by Smith Travel Research.

  The Company believes the decline in occupancy rates for extended stay hotel chains since 1995 is in part the result of an increase in the proportion of newly-opened hotels, which generally experience lower occupancies during their pre-stabilization period. Available room nights for extended stay hotels increased by 2.8 million in 1996 and 7.2 million in 1997, or 19.1% and 41.6%, respectively, to a total of 24.4 million. Occupied room nights for extended stay hotels increased by 1.9 million in 1996 and 4.9 million in 1997, or 16.7% and 36.2%, respectively, to a total of 18.5 million, indicating that a significant amount of the new construction has been absorbed. During 1996 and 1997, the Company increased its available room nights by approximately 841,000 and 3.2 million, or 155.7% and 232%, respectively, and increased its occupied room nights by approximately 555,000 and 2.4 million, or 123.2% and 233.8%, respectively.

PROPERTY DEVELOPMENT

  The Company's goal is to become a national provider of extended stay facilities through a rapid development program. The Company believes that the first companies to do so will benefit from establishing a brand name and customer awareness. Although the Company expects that the construction and development of new extended stay lodging facilities will be its primary means of expansion, the Company has also made, and may continue making, acquisitions of existing extended stay lodging facilities or other properties that are suitable for conversion to the extended stay concept.

  The Company's strategy is to expand nationally into regions of the country that contain the demographic factors necessary to support one or more of its facilities. The Company targets sites which generally have a large and/or growing population in the surrounding area with a large employment base. Such sites also are generally expected to have good visibility from a major traffic artery and be in close proximity to convenience stores, restaurants, and shopping centers.

  The Company executes its development strategy thorough five regional offices located in Signal Hill, California; Park Ridge, Illinois; Morristown, New Jersey; Spartanburg, South Carolina; and Dallas, Texas. From these regional offices, the Company's approximately 40 real estate professionals and approximately 50 construction professionals perform site selection, entitlement, and construction activities pursuant to management's established criteria and procedures. As discussed below, the Company generally expects a period of at least twenty-two months to identify a site and complete construction of a facility. The Company seeks to minimize its capital outlays throughout this process prior to the commencement of construction.

  The site selection process includes an assessment of the attributes of a market area based on the Company's development standards, identification of sites for development within a qualified market area, and negotiation of an option to purchase qualified sites. Although the time required to complete the selection process in a market varies significantly based on local market conditions, the Company expects a period of approximately six months will be required to assess a market and obtain an option to purchase a site in a qualified market.

  After obtaining an option to purchase a site, the Company's legal, environmental, and business due diligence begins. During this period, the Company's real estate and construction professionals evaluate whether the site is financially suitable for development, obtain necessary approvals and permits, and negotiate construction contracts with third party general contractors. The Company expects that this process will generally be completed within eight months, however this time period can vary significantly by market area due to local regulations and restrictions.

  The site selection and due diligence processes are reviewed periodically by senior management of the Company and commencement of construction is formally approved based on a detailed review of the demographic, physical, and financial qualifications of each site. Upon approval of a site for development by senior management of the Company, the site is purchased, the construction contract is executed, and construction generally is commenced immediately. The Company uses a number of general contractors with selection of a contractor for a specific site dependent upon the geographic area, the negotiated construction costs, and the financial and physical capacities of the contractors. The construction process is regularly inspected by the Company's construction professionals to monitor both the quality and timeliness of completion of construction. Although the construction period varies significantly based on local construction requirements and weather conditions, the Company expects that construction will generally be completed within eight months of commencement.

  The Company's development status as of December 31, 1997 was as follows:

                            STUDIOPLUS      EXTENDED STAY      CROSSLAND           TOTAL
                         ---------------- ----------------- ---------------- -----------------
                         PROPERTIES ROOMS PROPERTIES ROOMS  PROPERTIES ROOMS PROPERTIES ROOMS
                         ---------- ----- ---------- ------ ---------- ----- ---------- ------
Operating...............     65     4,904    114     13,676      6       719    185     19,299
Under Construction......     21     1,702     47      5,139     16     2,112     84      8,953
Sites Under Option......     44       --      67        --      35       --     146        --

  The design plans for the Company's lodging facilities call for a newly-constructed apartment style complex consisting of two to four story buildings with laundromat and office areas, utilizing interior and exterior corridor building designs, depending primarily on local zoning and weather factors. All three of the Company's brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette with a refrigerator, stovetop, microwave, and sink; and a bathroom. EXTENDED STAY lodging facilities are currently designed to have an average of 100 guest rooms with approximately 300 square feet of living space per room. Crossland lodging facilities are currently designed to have an average of 120 guest rooms with approximately 225 square feet of living space per room, although approximately 30% of each Crossland facility's rooms are expected to be premium 300 square foot rooms designed for double occupancy. StudioPLUS lodging facilities are currently designed to have an average of 80 guest rooms with either approximately 310 or 425 square feet of living space per room. StudioPLUS facilities also generally have a fully-equipped exercise room and a swimming pool.

  For the 152 properties opened by the Company during the period from January 1, 1996 through December 31, 1997, the average development cost was approximately $4.8 million with an average of 107 rooms. The cost to develop a property varies significantly by geographic location due to differences in land and labor costs, and by brand. Similarly, the average weekly rate charged at the properties and the resultant cash flow from the properties will vary significantly but generally are expected to be in proportion to the development costs.

PROPERTY OPERATIONS

  Each Company facility employs a property manager who is responsible for the operations of the particular property. The property manager shares duties with and oversees a staff typically consisting of an assistant manager, a desk clerk, a maintenance person, and a housekeeping/laundry staff of approximately 2-10 persons (many of whom are part-time employees). The office at each of the Company's facilities are generally open daily as follows: Crossland--from 8:00 a.m. to 7:00 p.m.; EXTENDED STAY--from 7:00 a.m. to 11:00 p.m.; and StudioPLUS--from 9:00 a.m. to 6:00 p.m., although an employee normally is on duty at all facilities twenty-four hours a day to respond to guests' needs.

  The majority of daily operational decisions are made by the property manager. Each property manager is under the supervision of a district manager, who typically is responsible for five to ten facilities depending on geographic location. The district manager oversees the performance of the property managers in such areas as guest service, property maintenance, and payroll and cost control. The district mangers report to a regional director who is responsible for the supervision of 8-10 district managers. The regional directors report to the Vice President of Operations who is responsible for implementing all operational and strategic policies for the Company's brands. Each facility is measured against a detailed revenue and expense budget, as well as against the performance of the Company's other facilities. The Company's corporate offices use sophisticated information systems to support the district managers and regional directors.

MARKETING STRATEGY

  The Company believes that guests value a recognizable brand when selecting lodging accommodations. To date, the Company has created brand awareness primarily by increasing the number of hotels through a rapid national development program, typically selecting sites that are in highly-visible locations. In addition, the Company has approximately 30 district sales representatives that call on local and national corporate customers to promote the Company's brands. The Company has also established a toll free reservation number (1-800-EXT-STAY) and a web site (www.extstay.com) with information regarding the Company's locations and to facilitate reservations for rooms. The Company expects that by building awareness for both the extended stay concept as well as its various brands, it can increase demand for its products.

LODGING FACILITIES

  As of December 31, 1997, the Company had 185 extended stay lodging facilities in operation (65 StudioPLUS, 114 EXTENDED STAY, and 6 Crossland) and 84 facilities under construction (21 StudioPLUS, 47 EXTENDED STAY, and 16 Crossland) in a total of 37 states. The following table sets forth certain information regarding the Company's lodging facilities that were operating or under construction as of that date.

                                                       DATE OPENED OR    NUMBER
                 CITY                      BRAND          ACQUIRED      OF ROOMS
                 ----                  ------------- ------------------ --------
ALABAMA
Birmingham............................ StudioPLUS    March 1996            71
Birmingham............................ StudioPLUS    May 1996              71
Huntsville............................ EXTENDED STAY July 1997            108
Mobile................................ EXTENDED STAY May 1997             114
Montgomery............................ StudioPLUS    February 1996         71
Montgomery............................ EXTENDED STAY August 1997          120
ARIZONA
Mesa.................................. EXTENDED STAY December 1997        104
Phoenix............................... EXTENDED STAY Under Construction   104
Phoenix............................... EXTENDED STAY Under Construction   101
Phoenix............................... EXTENDED STAY Under Construction   101
Phoenix............................... Crossland     Under Construction   133
Scottsdale............................ EXTENDED STAY June 1997            120
Tucson................................ EXTENDED STAY April 1997           120
Tucson................................ Crossland     Under Construction   117
ARKANSAS
Little Rock........................... EXTENDED STAY September 1996       120
Little Rock........................... StudioPLUS    November 1997         84
CALIFORNIA
Arcadia............................... EXTENDED STAY Under Construction   122
Bakersfield........................... EXTENDED STAY November 1996        120
Fremont............................... EXTENDED STAY Under Construction   119
Fresno................................ EXTENDED STAY July 1997            120
Huntington Beach...................... EXTENDED STAY Under Construction   104

                                                       DATE OPENED OR    NUMBER
                 CITY                      BRAND          ACQUIRED      OF ROOMS
                 ----                  ------------- ------------------ --------
Lake Forest........................... EXTENDED STAY September 1997       119
La Mirada............................. EXTENDED STAY Under Construction   104
Livermore............................. EXTENDED STAY Under Construction   122
Long Beach............................ EXTENDED STAY November 1997        134
Milpitas.............................. EXTENDED STAY Under Construction   146
Ontario............................... EXTENDED STAY May 1997             127
Pleasant Hill......................... EXTENDED STAY August 1997          122
Rancho Cordova........................ EXTENDED STAY June 1997            132
Sacramento............................ EXTENDED STAY March 1997           120
Sacramento............................ EXTENDED STAY August 1997          120
Sacramento............................ EXTENDED      Under Construction   122
Santa Barbara......................... EXTENDED STAY Under Construction   104
Santa Rosa............................ EXTENDED STAY June 1997            114
Torrance.............................. EXTENDED STAY December 1997        122
COLORADO
Colorado Springs...................... EXTENDED STAY Under Construction   104
Englewood............................. StudioPLUS    Under Construction    71
Glendale.............................. Crossland     Under Construction   129
Lakewood.............................. EXTENDED STAY November 1996        120
Lakewood.............................. EXTENDED STAY January 1997         147
FLORIDA
Clearwater............................ EXTENDED STAY Under Construction   104
Daytona Beach......................... StudioPLUS    Under Construction    72
Deerfield Beach....................... EXTENDED STAY December 1997        104
Fort Lauderdale....................... EXTENDED STAY Under Construction   108
Fort Lauderdale....................... StudioPLUS    Under Construction    72
Gainesville........................... EXTENDED STAY July 1997            120
Jacksonville.......................... EXTENDED STAY May 1997             122
Orlando............................... EXTENDED STAY November 1997        119
Orlando............................... StudioPLUS    Under Construction    83
Pensacola............................. EXTENDED STAY September 1997       101
South Jacksonville.................... StudioPLUS    Under Construction    72
Tallahassee........................... StudioPLUS    Under Construction    58
Temple Terrace........................ EXTENDED STAY August 1997          101
GEORGIA
Alpharetta............................ StudioPLUS    July 1997             91
Alpharetta............................ EXTENDED STAY Under Construction   101
Atlanta............................... StudioPLUS    December 1997         97
Atlanta............................... EXTENDED STAY Under Construction   104
Columbus.............................. EXTENDED STAY January 1997         108
Duluth................................ EXTENDED STAY September 1997       119
Kennesaw.............................. StudioPLUS    December 1997         84
Lawrenceville......................... EXTENDED STAY June 1996            121
Macon................................. StudioPLUS    Under Construction    72
Marietta.............................. EXTENDED STAY August 1995          121
Marietta.............................. EXTENDED STAY Under Construction   113
Morrow................................ EXTENDED STAY Under Construction   104
Norcross.............................. EXTENDED STAY January 1996         199
Norcross.............................. EXTENDED STAY February 1996        133

                                                       DATE OPENED OR    NUMBER
                 CITY                      BRAND          ACQUIRED      OF ROOMS
                 ----                  ------------- ------------------ --------
Norcross.............................. StudioPLUS    March 1997            72
Riverdale............................. EXTENDED STAY February 1996        147
IDAHO
Boise................................. EXTENDED STAY January 1997         107
ILLINOIS
Buffalo Grove......................... EXTENDED STAY Under Construction   122
Burr Ridge............................ EXTENDED STAY November 1996        119
Des Plaines........................... EXTENDED STAY Under Construction   122
Downers Grove......................... EXTENDED STAY May 1996             154
Elmhurst.............................. EXTENDED STAY August 1997          117
Gurnee................................ EXTENDED STAY January 1997         101
Itasca................................ EXTENDED STAY November 1996        125
Lombard............................... StudioPLUS    Under Construction    97
Naperville............................ EXTENDED STAY November 1996        125
Rockford.............................. EXTENDED STAY September 1997       104
Rockford.............................. StudioPLUS    November 1997         72
Rolling Meadows....................... EXTENDED STAY October 1996         125
Waukegan.............................. Crossland     November 1997        121
INDIANA
Evansville............................ StudioPLUS    February 1997         71
Fort Wayne............................ StudioPLUS    December 1996         71
Fort Wayne............................ EXTENDED STAY September 1997       101
Indianapolis.......................... StudioPLUS    August 1990           71
Indianapolis.......................... StudioPLUS    March 1991            71
Merrillville.......................... EXTENDED STAY November 1996        105
Mishawaka............................. StudioPLUS    September 1997        72
IOWA
Des Moines............................ StudioPLUS    December 1997         85
KANSAS
Lenexa................................ EXTENDED STAY May 1996              59
Overland Park......................... EXTENDED STAY September 1997       119
Wichita............................... StudioPLUS    December 1997         72
KENTUCKY
Covington............................. EXTENDED STAY December 1997        105
Florence.............................. StudioPLUS    September 1996        71
Florence.............................. EXTENDED STAY October 1997         101
Lexington............................. StudioPLUS    July 1986             59
Lexington............................. StudioPLUS    August 1987           71
Lexington............................. EXTENDED STAY September 1996       126
Louisville............................ StudioPLUS    December 1988         75
Louisville............................ StudioPLUS    April 1989            65
Louisville............................ EXTENDED STAY October 1996         120
LOUISIANA
Baton Rouge........................... Crossland     Under Construction   129
Bossier City.......................... Crossland     September 1997       117
Metairie.............................. EXTENDED STAY Under Construction   102
Sulphur............................... Crossland     August 1997          117

                                                       DATE OPENED OR    NUMBER
                 CITY                      BRAND          ACQUIRED      OF ROOMS
                 ----                  ------------- ------------------ --------
MARYLAND
Columbia.............................. EXTENDED STAY October 1997         104
Columbia.............................. StudioPLUS    December 1997         94
Landover.............................. Crossland     Under Construction   133
Linthicum............................. EXTENDED STAY June 1997            122
MASSACHUSETTS
Danvers............................... EXTENDED STAY Under Construction   104
MICHIGAN
Ann Arbor............................. EXTENDED STAY May 1997             112
Ann Arbor............................. StudioPLUS    December 1997         70
Auburn Hills.......................... EXTENDED STAY February 1997        133
Farmington Hills...................... EXTENDED STAY June 1997            113
Livonia............................... Crossland     Under Construction   127
Madison Heights....................... EXTENDED STAY May 1997             122
Novi.................................. EXTENDED STAY January 1997         125
Sterling Heights...................... EXTENDED STAY November 1997        116
Warren................................ StudioPLUS    November 1997         58
MINNESOTA
Bloomington........................... EXTENDED STAY Under Construction   104
Eagan................................. EXTENDED STAY September 1997       104
Eden Prairie.......................... EXTENDED STAY Under Construction   104
Maple Grove........................... EXTENDED STAY Under Construction   104
MISSISSIPPI
Jackson............................... EXTENDED STAY October 1997         108
Ridgeland............................. StudioPLUS    November 1996         71
MISSOURI
Earth City............................ StudioPLUS    June 1997             72
Hazelwood............................. StudioPLUS    June 1992             71
Hazelwood............................. EXTENDED STAY November 1996        122
Independence.......................... Crossland     January 1997         120
Kansas City........................... EXTENDED STAY January 1997         109
Kansas City........................... EXTENDED STAY June 1997            119
Maryland Heights...................... EXTENDED STAY August 1996          150
St. Louis............................. StudioPLUS    November 1994         71
St. Peters............................ EXTENDED STAY July 1997            122
South Springfield..................... EXTENDED STAY October 1997         110
NEBRASKA
Omaha................................. StudioPLUS    December 1997         85
NEVADA
Las Vegas............................. EXTENDED STAY July 1996            123
Las Vegas............................. EXTENDED STAY July 1996            211
Las Vegas............................. EXTENDED STAY July 1996            177
Las Vegas............................. EXTENDED STAY July 1996            123
NEW JERSEY
Cherry Hill........................... EXTENDED STAY Under Construction    77
Edison................................ EXTENDED STAY August 1997          134
Mount Laurel.......................... EXTENDED STAY Under Construction    77

                                                       DATE OPENED OR    NUMBER
                 CITY                      BRAND          ACQUIRED      OF ROOMS
                 ----                  ------------- ------------------ --------
South Brunswick....................... EXTENDED STAY Under Construction   133
NEW MEXICO
Albuquerque........................... Crossland     Under Construction   129
Rio Rancho............................ EXTENDED STAY Under Construction   101
NEW YORK
Albany................................ EXTENDED STAY November 1996        134
Amherst............................... EXTENDED STAY September 1997       119
East Syracuse......................... EXTENDED STAY December 1996        121
Rochester............................. EXTENDED STAY November 1996        125
Rochester............................. EXTENDED STAY December 1996        127
NORTH CAROLINA
Asheville............................. EXTENDED STAY Under Construction   101
Cary.................................. StudioPLUS    September 1996        71
Cary.................................. StudioPLUS    Under Construction    82
Cary.................................. EXTENDED STAY Under Construction   122
Charlotte............................. StudioPLUS    May 1995              71
Charlotte............................. StudioPLUS    March 1996            71
Charlotte............................. EXTENDED STAY Under Construction   101
Charlotte............................. EXTENDED STAY Under Construction   113
Durham (ground lease)................. StudioPLUS    December 1996         71
Durham................................ EXTENDED STAY October 1997         120
Durham................................ StudioPLUS    Under Construction    84
Durham................................ Crossland     Under Construction   133
Fayetteville.......................... EXTENDED STAY July 1997            120
Greensboro............................ StudioPLUS    December 1995         71
Greensboro............................ EXTENDED STAY September 1996       129
Morrisville........................... EXTENDED STAY September 1997       120
Pineville............................. EXTENDED STAY Under Construction   107
Raleigh............................... StudioPLUS    December 1996         71
Raleigh............................... EXTENDED STAY December 1997        104
Wilmington............................ EXTENDED STAY Under Construction   104
Winston-Salem......................... EXTENDED STAY September 1996       111
Winston-Salem......................... Crossland     Under Construction   133
OHIO
Blue Ash.............................. StudioPLUS    December 1991         71
Columbus.............................. StudioPLUS    August 1989           71
Columbus.............................. EXTENDED STAY June 1997            119
Copley................................ StudioPLUS    November 1996         71
Copley................................ EXTENDED STAY February 1997         95
Dayton................................ StudioPLUS    November 1989         70
Dublin................................ StudioPLUS    May 1990              71
Dublin................................ EXTENDED STAY Under Construction   104
Fairborn.............................. StudioPLUS    January 1997          71
Fairfield............................. StudioPLUS    June 1989             71
Holland............................... EXTENDED STAY January 1997         125
Middleburg Heights.................... StudioPLUS    November 1997         70
North Olmsted......................... StudioPLUS    September 1997        91
Sharonville........................... EXTENDED STAY July 1996            130
Springdale............................ StudioPLUS    November 1988         71

                                                       DATE OPENED OR    NUMBER
                 CITY                      BRAND          ACQUIRED      OF ROOMS
                 ----                  ------------- ------------------ --------
Springdale............................ EXTENDED STAY November 1996        126
Toledo................................ StudioPLUS    June 1997             72
Westlake.............................. StudioPLUS    November 1997         72
OKLAHOMA
Tulsa................................. EXTENDED STAY April 1997           120
Tulsa................................. StudioPLUS    June 1997             72
Oklahoma City......................... EXTENDED STAY September 1997       101
Oklahoma City......................... StudioPLUS    Under Construction    70
OREGON
Gresham............................... EXTENDED STAY Under Construction   104
Salem................................. Crossland     Under Construction   129
Springfield........................... Crossland     November 1997        127
PENNSYLVANIA
Bensalem.............................. EXTENDED STAY Under Construction   101
Carnegie.............................. EXTENDED STAY June 1997            116
Philadelphia.......................... EXTENDED STAY Under Construction   145
Philadelphia.......................... StudioPLUS    Under Construction    82
Pittsburgh............................ StudioPLUS    Under Construction    84
SOUTH CAROLINA
Charleston............................ StudioPLUS    September 1996        71
Columbia.............................. StudioPLUS    December 1995         71
Columbia.............................. EXTENDED STAY April 1996           120
Columbia.............................. EXTENDED STAY May 1997             120
Greenville............................ StudioPLUS    February 1995         71
Greenville............................ EXTENDED STAY December 1996        109
Mt. Pleasant.......................... EXTENDED STAY Under Construction   101
North Charleston...................... EXTENDED STAY August 1996          126
Spartanburg........................... EXTENDED STAY August 1995          126
TENNESSEE
Brentwood............................. StudioPLUS    December 1990         71
Brentwood............................. EXTENDED STAY September 1996       120
Chattanooga........................... EXTENDED STAY July 1996            120
Cordova............................... StudioPLUS    December 1996         71
Knoxville............................. StudioPLUS    September 1990        71
Knoxville............................. EXTENDED STAY May 1997              96
Memphis............................... StudioPLUS    October 1990          71
Memphis............................... EXTENDED STAY January 1997         126
Nashville............................. StudioPLUS    September 1993        71
Nashville............................. EXTENDED STAY February 1997        114
Nashville............................. Crossland     October 1997         117
TEXAS
Arlington............................. StudioPLUS    September 1997       137
Austin................................ StudioPLUS    Under Construction    84
Corpus Christi........................ StudioPLUS    Under Construction    72
Dallas................................ StudioPLUS    September 1997        97
El Paso............................... EXTENDED STAY December 1997        120
El Paso............................... StudioPLUS    October 1997          72
Farmers Branch........................ StudioPLUS    Under Construction    82
Fort Worth............................ StudioPLUS    Under Construction    72

                                                       DATE OPENED OR    NUMBER
                 CITY                      BRAND          ACQUIRED      OF ROOMS
                 ----                  ------------- ------------------ --------
Houston............................... StudioPLUS    September 1997        85
Houston............................... StudioPLUS    December 1997         97
Houston............................... StudioPLUS    December 1997         84
Houston............................... Crossland     Under Construction   145
Houston............................... Crossland     Under Construction   145
Irving................................ StudioPLUS    Under Construction   116
Irving................................ Crossland     Under Construction   139
North Fort Worth...................... StudioPLUS    Under Construction    84
Plano................................. StudioPLUS    December 1997         72
San Antonio........................... StudioPLUS    Under Construction    84
Spring................................ Crossland     Under Construction   141
UTAH
Midvale............................... EXTENDED STAY September 1997       134
Sandy................................. EXTENDED STAY Under Construction   122
West Valley City...................... EXTENDED STAY August 1997          122
VIRGINIA
Chesapeake............................ EXTENDED STAY August 1996          132
Glenn Allen........................... StudioPLUS    July 1997             91
Lounden............................... EXTENDED      Under Construction   101
Newport News.......................... EXTENDED STAY December 1996        120
Newport News.......................... StudioPLUS    July 1997             72
Richmond.............................. EXTENDED STAY December 1997        108
Roanoke............................... EXTENDED STAY Under Construction    90
Virginia Beach........................ EXTENDED STAY September 1996       120
WASHINGTON
Bellevue.............................. EXTENDED STAY Under Construction   148
Everett............................... EXTENDED STAY April 1997           104
Fife.................................. EXTENDED STAY October 1997         104
Kent.................................. Crossland     Under Construction   133
Kent.................................. EXTENDED STAY Under Construction   120
Lynnwood.............................. EXTENDED STAY Under Construction   109
Renton................................ StudioPLUS    Under Construction   109
Spokane............................... Crossland     Under Construction   117
Tacoma................................ EXTENDED STAY Under Construction   109
Tukwilla.............................. EXTENDED STAY January 1997          96
Vancouver............................. EXTENDED STAY September 1997       116
WISCONSIN
Appleton.............................. EXTENDED STAY June 1997            107
Waukesha.............................. EXTENDED STAY August 1997          122
Wauwatosa............................. EXTENDED STAY June 1997            122

COMPETITION

  The lodging industry is highly competitive. Competitive factors within the lodging industry include room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, name recognition, and supply and availability of alternative lodging in local markets, including short-term lease apartments and limited service hotels. The Company's facilities compete with a number of competitors, including budget, economy, and mid-price segment hotels and other companies focusing on the extended stay market. All of the Company's existing facilities are located in developed areas that include competing lodging facilities. In addition, each of the Company's proposed facilities is likely to be located in an area that includes competing facilities. The number of competitive lodging facilities in a particular area could have a material adverse effect on the levels of occupancy and average weekly room rates of the Company's existing and future facilities.

  The Company anticipates that competition within the extended stay lodging market will increase as participants in other segments of the lodging industry and others focus on this relatively new market. A number of major lodging companies have announced their intent to aggressively develop extended stay lodging properties which may compete with the Company's properties. Numerous other extended stay lodging facilities exist, many of which are oriented toward the upscale segment. The Company may compete for development sites with established entities which have greater financial resources than the Company and better relationships with lenders and sellers. Further, there can be no assurance that new or existing competitors will not significantly reduce their rates or offer greater convenience, services, or amenities or significantly expand, improve, or develop facilities in a market in which the Company competes, thereby adversely affecting the Company's operations.

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

  The Company has obtained Phase I environmental site assessments ("Phase I Surveys") on its existing properties and intends to obtain Phase I Surveys prior to the purchase of any future properties. The Phase I Surveys are intended to identify potential environmental contamination and regulatory compliance concerns. Phase I Surveys generally include historical reviews of the properties, reviews of certain public records, preliminary investigations of the sites and surrounding properties and the preparation and issuance of written reports. Phase I Surveys generally do not include invasive procedures, such as soil sampling or ground water analysis.

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

INSURANCE

  The Company currently has the types and amounts of insurance coverage that it considers appropriate for a company in its business. While management believes that its insurance coverage is adequate, if the Company were held liable for amounts exceeding the limits of its insurance coverage or for claims outside of the scope of its insurance coverage, the Company's business, results of operations, and financial condition could be materially and adversely affected.

EMPLOYEES

  As of December 31, 1997, the Company and its subsidiaries employed approximately 2,900 persons, of which approximately 1,400 were part-time employees. The Company expects that it will significantly increase the number of its employees as it expands its business. The Company's employees are not subject to any collective bargaining agreements and management believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

  In addition to its lodging facilities described above (see "Item 1. Business--Lodging Facilities"), the Company also maintains a corporate headquarters and five regional offices. The Company's principal executive offices are located in Ft. Lauderdale, Florida and its regional offices are located in Signal Hill, California; Park Ridge, Illinois; Morristown, New Jersey; Spartanburg, South Carolina; and Dallas, Texas. The Company generally rents its office space on a short-term basis, although it has a five-year lease for its corporate headquarters in Ft. Lauderdale, Florida. These offices are sufficient to meet the Company's present needs and it does not anticipate any difficulty in securing additional office space, as needed, on terms acceptable to the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock, par value $0.01 per share ("Common Stock") began trading on the NYSE on June 30, 1997, under the symbol "ESA." Prior thereto, the Common Stock was traded in the National Market tier of The Nasdaq Stock Market ("Nasdaq") under the symbol "STAY." All references in this report to Common Stock, including prices per share, have been adjusted to give effect to a stock dividend of one additional share of Common Stock for each share issued as of the close of business on July 5, 1996, which was declared by the Board of Directors of the Company in May 1996 and distributed on July 19, 1996, thereby effecting a 2-for-1 stock split. On December 31, 1997, the last reported sale price of the Common Stock on the NYSE was $12.4375 per share. At December 31, 1997, there were approximately 490 record holders of the Common Stock. The table below sets forth the high and low sales prices of shares of Common Stock on the NYSE and Nasdaq as reported by the NYSE and Nasdaq for the periods indicated.

  The Company has not paid dividends on its Common Stock, and the Board of Directors intends to continue a policy of retaining earnings to finance its growth and for general corporate purposes and, therefore, does not anticipate paying any such dividends in the foreseeable future. In addition, the Company's Credit Agreement contains, and future financing agreements may contain, a maximum debt to capitalization ratio covenant and limitations on payment of any cash dividends or other distributions of assets, which covenants and limitations could restrict the Company's ability to pay dividends.

                              MARKET INFORMATION

                                                                   COMMON STOCK
                                                                   -------------
                                                                    HIGH   LOW
                                                                   ------ ------
      Year Ended December 31, 1996
        1st Quarter............................................... $15.62 $10.00
        2nd Quarter...............................................  17.50  11.00
        3rd Quarter...............................................  20.75  12.87
        4th Quarter...............................................  23.00  18.25
      Year Ended December 31, 1997
        1st Quarter...............................................  20.75  14.75
        2nd Quarter...............................................  17.50  11.75
        3rd Quarter...............................................  16.62  13.00
        4th Quarter...............................................  16.00  10.62

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data set forth below has been derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company for the years ended December 31, 1993, 1994, 1995, 1996, and 1997 have been audited by Coopers & Lybrand L.L.P., independent accountants, whose report for the years ended December 31, 1995, 1996, and 1997 appears elsewhere herein. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto contained elsewhere herein.

                                        YEAR ENDED DECEMBER 31,
                             -------------------------------------------------
                              1993     1994      1995      1996        1997
                             -------  -------  --------  ---------  ----------
                             (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING
                                                 DATA)
INCOME STATEMENT DATA:
  Revenue................... $10,309  $12,152  $ 16,768  $  38,809  $  130,800
  Property operating
   expenses.................   4,458    5,256     6,706     16,560      60,391
  Corporate operating and
   property management
   expenses.................     792      881     4,669     16,867      29,951
  Merger, financing and
   other charges............     --       --        --         --       19,895
  Depreciation and
   amortization.............   1,313    1,472     2,059      6,139      21,331
  Income (loss) from
   operations...............   3,746    4,543     3,334       (757)       (768)
  Interest income (expense),
   net(1)...................  (2,498)  (2,532)     (507)    13,744       9,242
  Provision for income
   taxes(2).................     --       --      1,217      5,231       5,838
  Net income from continuing
   operations............... $ 1,050  $ 1,653  $  1,468  $   7,756  $    2,636
                             =======  =======  ========  =========  ==========
  Net income from continuing
   operations per share(3):
    Basic...................                   $   0.05  $    0.11  $     0.03
                                               ========  =========  ==========
    Diluted.................                   $   0.05  $    0.10  $     0.03
                                               ========  =========  ==========
  Weighted average shares
   outstanding(3):
    Basic...................                     30,381     71,933      94,233
                                               ========  =========  ==========
    Diluted.................                     31,434     73,935      95,744
                                               ========  =========  ==========
OPERATING DATA:
  Average occupancy
   rates(4).................      83%      85%       83%        73%         73%
  Average weekly rate....... $   202  $   222  $    250  $     261  $      263
  Operating facilities (at
   period end)..............      17       18        24         75         185
  Weighted average rooms
   available(5).............   1,142    1,201     1,479      3,783      12,558
  Rooms (at period end).....   1,192    1,263     1,794      7,611      19,299
  Facilities under
   construction (at period
   end).....................       1        2        16         61          84
  Rooms under construction
   (at period end)..........      71      144     1,780      6,864       8,953
OTHER FINANCIAL DATA:
  Cash flows provided by
   (used in)
    Operating activities.... $ 2,498  $ 3,160  $  4,186  $  20,828  $   50,263
    Investing activities....  (2,692)  (5,891)  (35,330)  (279,259)   (609,064)
    Financing activities....     380    2,327   156,601    356,841     337,689
  EBITDA(6).................   5,059    6,015     5,393      5,382      20,563
  Adjusted EBITDA(7)........   5,059    6,015     5,393      5,382      40,458
  Capital expenditures......   2,729    5,794    33,722    277,531     607,640
BALANCE SHEET DATA (AT
 PERIOD END):
  Cash and cash equivalents. $   861  $   457  $125,915  $ 224,325  $    3,213
  Total assets..............  30,313   36,222   213,445    668,435   1,070,891
  Long-term debt............  28,831   32,306     4,000        --      135,000
  Stockholders' equity
   (deficit)................  (1,611)  (1,247)  199,322    628,714     834,659

--------
(1) Excludes interest of $153,000, $256,000, $329,000, and $1,731,000 for
    1994, 1995, 1996, and 1997, respectively, capitalized during the construction of the Company's facilities under Statement of Financial Accounting Standards ("SFAS") Statement No. 34 "Capitalization of Interest Cost."
(2) Historical financial information prior to SPH's initial public offering does not include a provision for income taxes because SPH's predecessor entities were S corporations or partnerships not subject to income taxes. See the Company's consolidated financial statements contained elsewhere herein.
(3) Net income per share for the year ended December 31, 1995 is presented on a pro forma basis as if all of the Company's income for the period was subject to income taxes. See note 10 to the Company's consolidated financial statements contained elsewhere herein.
(4) Average occupancy rates are determined by dividing the rooms occupied on a daily basis by the total number of rooms. Due to the Company's rapid expansion, its overall average occupancy rate has been negatively impacted by the lower occupancy typically experienced during the pre-stabilization period for newly opened facilities. This negative impact on occupancy is expected to diminish as the ratio of new property openings during a period to total properties in operation at the end of that period decreases.
(5) Weighted average rooms available is calculated by dividing total room nights available during the year by 365.
(6) EBITDA represents earnings before interest, income taxes, depreciation, and amortization. EBITDA is provided because it is a measure commonly used in the lodging industry. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.
(7) Adjusted EBITDA means EBITDA before $19.9 million of one-time pre-tax charges consisting of (i) $9.7 million of merger expenses and costs associated with the integration of SPH's operations following the Merger,
    (ii) the write-off of $9.7 million of debt issuance costs associated with terminating two mortgage loan facilities upon execution of the Company's $500 million senior secured revolving credit facility (the "Credit Facility"), and (iii) a $500,000 charge in connection with listing of the Company's Common Stock on the NYSE. Management believes that these charges are non-recurring in nature and will not affect the Company's future results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Extended Stay America, Inc. was organized on January 9, 1995 as a Delaware corporation to develop, own, and manage extended stay lodging facilities. Studio Plus Hotels, Inc. was formed in December 1994 and acquired (through merger and exchange of SPH common stock for partnership interests immediately prior to completion of the SPH initial public offering in June 1995) all of the assets of Studio Plus, Inc. and the SPH Predecessor Entities, which owned and operated StudioPLUS(TM) extended stay facilities since 1986. The acquisition of the interests of the controlling stockholder or partner and affiliates of the SPH Predecessor Entities was accounted for as if it were a pooling of interests.

  On April 11, 1997, ESA, Merger Sub, and SPH consummated a merger pursuant to which SPH was merged with and into Merger Sub and the 12,557,786 shares of SPH common stock that were outstanding on the closing date were converted into 15,410,915 shares of ESA's Common Stock and options to purchase 1,072,565 shares of SPH common stock were converted into options to purchase 1,316,252 shares of Common Stock. As a result of the Merger, SPH became a wholly-owned subsidiary of ESA. The accompanying consolidated financial statements of the Company give effect to the Merger, which has been accounted for as a pooling of interests.

  The Company owns and operates three brands in the extended stay lodging market--StudioPLUS(TM) hotels, EXTENDED STAYAMERICA Efficiency Studios, and Crossland Economy StudiosSM, each designed to appeal to different price points below $500 per week. All three brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette; and a bathroom. EXTENDED STAY rooms are designed to compete in the economy category. Crossland rooms are typically smaller than EXTENDED STAY rooms and are targeted for the budget category, while StudioPLUS facilities serve the mid-price category and generally feature larger guest rooms, an exercise room, and a swimming pool.

  The following is a summary of the Company's selected development and operational results for the years ended December 31, 1997, 1996, and 1995.

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                               ----------------
                                                               1997  1996  1995
                                                               ----  ----  ----
Total Facilities Open (at Period End).........................  185    75    24
Total Facilities Developed....................................  110    41     5
Total Facilities Acquired.....................................   --    10     1
Average Occupancy Rate........................................   73%   73%   83%
Average Weekly Room Rate...................................... $263  $261  $250

  Average occupancy rates are determined by dividing the rooms occupied on a daily basis by the total number of rooms. Due to the Company's rapid expansion, its overall average occupancy rate has been negatively impacted by the lower occupancy typically experienced during the pre-stabilization period for newly-opened facilities. This negative impact on occupancy is expected to diminish as the ratio of new property openings during a period to total properties in operation at the end of that period decreases. Average weekly room rates are determined by dividing room revenue by the number of rooms occupied on a daily basis for the applicable period and multiplying by seven. The average weekly room rates vary from standard room rates due primarily to
(i) stays of less than one week, which are charged at a higher nightly rate,
(ii) higher weekly rates for rooms that are larger than the standard rooms, and (iii) additional charges for more than one person per room. Future occupancy and room rates may be impacted by a number of factors, including the number and geographic location of new facilities as well as the season in which such facilities commence operations. There can be no assurance that the foregoing occupancy and room rates can be maintained.

  The following is a summary of the Company's development status as of December 31, 1997, by brand. The Company expects to complete the construction of the facilities currently under construction generally within the next twelve months and to commence construction on the majority of the sites under option at various dates in the future. There can be no assurance, however, that the Company will acquire the sites under option or complete construction within time periods historically experienced by the Company. The Company's ability to complete development of sites under construction and under option may be materially impacted by various factors including zoning, permitting, and environmental issues, as well as weather-induced construction delays.

                                                       EXTENDED
                                             CROSSLAND   STAY   STUDIOPLUS TOTAL
                                             --------- -------- ---------- -----
Operating Facilities........................      6      114        65      185
Facilities Under Construction...............     16       47        21       84
Sites Under Option..........................     35       67        44      146

RESULTS OF OPERATIONS

 1997 COMPARED TO 1996

 Property Operations

  The following is a summary of the properties operated during the specified periods and the related average occupancy rates and weekly room rates:

                               YEAR ENDED                   YEAR ENDED
                           DECEMBER 31, 1997            DECEMBER 31, 1996
                      ---------------------------- ----------------------------
                                           AVERAGE                      AVERAGE
                                  AVERAGE  WEEKLY              AVERAGE  WEEKLY
                      FACILITIES OCCUPANCY  ROOM   FACILITIES OCCUPANCY  ROOM
                         OPEN      RATE     RATE      OPEN      RATE     RATE
                      ---------- --------- ------- ---------- --------- -------
Crossland............      6         65%    $183       --         --      --
EXTENDED STAY........    114         72      251       40         65%    $233
StudioPLUS...........     65         78      302       35         81      284
                         ---        ---     ----      ---        ---     ----
    Total............    185         73%    $263       75         73%    $261
                         ===        ===     ====      ===        ===     ====

  Because newly-opened properties typically experience lower occupancies during their pre-stabilization period, average occupancy rates are impacted by the ratio of newly-opened properties to total properties. A total of 110 properties commenced operations in 1997 compared to 41 properties which were opened in 1996. The average occupancy rate in 1997 for the 24 properties that were owned and operated by the Company as of January 1, 1996 was 83%. For the EXTENDED STAY brand, occupancy rates increased for 1997 as compared to 1996 primarily due to a decrease in the ratio of newly-opened properties to total properties for that brand. Occupancy rates decreased for the StudioPLUS brand primarily due to an increase in the ratio of newly-opened properties to total properties for that brand.

  The increase in overall average weekly room rates for 1997 compared to 1996 reflects the geographic dispersion of properties opened during 1997 and the higher standard weekly room rates in certain of those markets, in addition to increases in rates charged in previously opened properties. These increases were partially offset by an increase in the percentage of total facilities (as of the end of the year) represented by lower priced EXTENDED STAY and Crossland facilities from 53% for 1996 to 65% for 1997. The Company expects that its average weekly room rate will continue to be impacted as EXTENDED STAY and Crossland facilities increase as a percentage of the Company's total facilities. The average weekly room rate for the 24 properties that were owned and operated throughout both periods increased by 2% in 1997.

  The Company recognized total revenue for 1997 and 1996 of $130.8 million and $38.8 million, respectively, an increase of $92.0 million. Approximately $91.2 million of the increased revenue was attributable to properties opened or acquired during 1997 and 1996, and approximately $757,000 was attributable to an increase in revenue for the 24 properties that were owned and operated throughout both periods.

  Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating and property management expenses and depreciation, were $60.4 million (46% of total revenue) for 1997, compared to $16.6 million (43% of total revenue) for 1996. The increase in property operating expenses as a percentage of total revenue for 1997 as compared to 1996 was primarily a result of the lower occupancies and revenue during the pre-stabilization period for the 110 properties that commenced operations during 1997. As a result of the foregoing, the Company realized property operating margins of 54% and 57% for 1997 and 1996, respectively.

  The provision for depreciation and amortization for the lodging facilities of $19.9 million and $5.6 million for 1997 and 1996, respectively, was provided using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation. The increase in depreciation and amortization for 1997 as compared to 1996 is a result of the full year of operation in 1997 for the 51 properties opened or acquired in 1996 and partial periods of operation in 1997 for the 110 properties opened in 1997.

 Corporate Operations

  Corporate operating and property management expenses include all expenses not directly related to the development or operation of the lodging facilities. These expenses consist primarily of personnel expenses, professional and consulting fees, and related travel expenses including costs that are not directly related to a site that will be developed by the Company. The Company incurred corporate operating and property management expenses of $30.0 million (23% of total revenue) and $16.9 million (43% of total revenue) in 1997 and 1996, respectively. The increase in the amount of these expenses for 1997 as compared to 1996 reflects the impact of additional personnel and related expenses in connection with the Company's increased level of operating facilities and site development. Management expects these expenses to increase in total amount but to continue to decline as a percentage of revenue with the development of additional facilities in the future.

  Depreciation and amortization in the amount of $1.4 million for 1997 and $495,000 for 1996 were provided using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of the facilities, including primarily office furniture and equipment.

  The Company realized $9.2 million and $13.7 million of interest income during 1997 and 1996, respectively, which was primarily attributable to the investment of funds received from offerings of common stock. The decrease in interest income for 1997 as compared to 1996 was due to the decrease in the average cash and cash equivalent balances resulting from investments in property and equipment during 1997. The Company incurred interest charges of $1.7 million and $332,000 during 1997 and 1996, respectively, substantially all of which was capitalized and included in the cost of buildings and improvements.

  The Company recognized income tax expense of $5.8 million or 69% of income before taxes for 1997 and $5.2 million or 40% of income before taxes for 1996. Income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes and, for 1997, due to permanent tax differences relating to merger expenses and tax exempt income. Management expects that the annualized effective income tax rate for 1998 will be approximately 40%.

 Merger, Financing, and Other Charges

  During 1997, the Company recorded merger, financing, and other charges totaling $19.9 million. These pre-tax charges consisted of (i) $9.7 million of merger expenses and costs associated with the integration of SPH's operations following the Merger, (ii) the write-off of $9.7 million of deferred costs associated with two mortgage loan facilities, which were terminated upon execution of the Credit Facility, and (iii) a charge of $500,000 in connection with moving the listing of the Company's Common Stock to the NYSE from the National Market tier of the Nasdaq Stock Market. Management believes that these charges are non-recurring in nature and will not affect the future results of operations.

 1996 COMPARED TO 1995

 Property Operations

  The following is a summary of the properties operated during the specified periods and the related average occupancy rates and weekly room rates:

                               YEAR ENDED                   YEAR ENDED
                           DECEMBER 31, 1996            DECEMBER 31, 1995
                      ---------------------------- ----------------------------
                                           AVERAGE                      AVERAGE
                                  AVERAGE  WEEKLY              AVERAGE  WEEKLY
                      FACILITIES OCCUPANCY  ROOM   FACILITIES OCCUPANCY  ROOM
                         OPEN      RATE     RATE      OPEN      RATE     RATE
                      ---------- --------- ------- ---------- --------- -------
Crossland............     --         --       --       --         --       --
EXTENDED STAY........     40         65%    $233        2         83%    $198
StudioPLUS...........     35         81      284       22         84      254
                         ---        ---     ----      ---        ---     ----
    Total............     75         73%    $261       24         83%    $250
                         ===        ===     ====      ===        ===     ====

  The decline in average occupancy rate for 1996 compared to 1995 reflects, primarily, the lower occupancy typically experienced during the pre-stabilization periods for the 41 properties that were opened during 1996 compared to 5 properties that were opened in 1995. The average occupancy rate in 1996 for the 18 properties that were owned and operated by the Company as of January 1, 1995 was 82%. The increase in overall average weekly room rates for 1996 compared to 1995 reflects the geographic dispersion of properties opened or acquired during 1996 and the higher standard weekly room rates in certain of those markets, along with increases in rates charged in previously opened properties, partially offset by an increase in the percentage of total facilities (as of the end of the year) represented by lower priced EXTENDED STAY facilities from 8% for 1995 to 53% for 1996. The average weekly room rate for the 18 properties that were in operation throughout both periods increased by 9% in 1996.

  The Company recognized total revenue for 1996 and 1995 of $38.8 million and $16.8 million, respectively, an increase of $22.0 million. Approximately $21.0 million of the increased revenue is attributable to properties opened or acquired during 1996 and 1995, and approximately $1.0 million is attributable to the 18 properties that were owned and operated throughout both periods.

  Property operating expenses were $16.6 million (43% of total revenue) for 1996 and $6.7 million (40% of total revenue) for 1995. The increase in property operating expenses as a percentage of total revenue for 1996 as compared to 1995 is primarily a result of lower occupancies and revenue during the pre-stabilization period for the 41 properties that were opened during 1996. As a result of the foregoing, the Company realized property operating margins of 57% and 60% for 1996 and 1995, respectively.

  The provision for depreciation and amortization for the lodging facilities for 1996 was $5.6 million and the provision for 1995 was $1.9 million. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the properties were in operation. The increase in depreciation and amortization for 1996 as compared to 1995 is a result of the full year of operation in 1996 for the 6 properties opened or acquired in 1995 and partial periods of operation in 1996 for the 51 properties opened or acquired in 1996.

 Corporate Operations

  Corporate operating and property management expenses were $16.9 million (43% of total revenue) and $4.7 million (28% of total revenue) for 1996 and 1995, respectively. The increase in corporate operating and property management expenses for 1996 as compared to 1995 reflects the impact of additional personnel and related expenses in connection with the Company's increased level of operating properties and site development.

  Depreciation and amortization in the amount of $495,000 for 1996, and $132,000 for 1995 were provided using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of the facilities, including primarily office furniture and equipment.

  The Company realized $13.7 million and $1.0 million of interest income during 1996 and 1995, respectively, which was primarily attributable to the investment of funds received from offerings of common stock. The Company incurred interest charges of $332,000 and $1.7 million during 1996 and 1995, respectively, of which $329,000 and $256,000, respectively, was capitalized and included in the cost of buildings and improvements.

  The Company recognized income tax expense of $5.2 million or 40% of income before taxes for 1996 and $1.2 million or 45% of income before taxes for 1995. Income tax differs from the federal income tax rate of 35% primarily due to state and local income taxes and, for 1995, permanent tax differences relating to items arising from the organization of SPH.

LIQUIDITY AND CAPITAL RESOURCES

  The Company had cash and cash equivalents of $3.2 million and $224.3 million as of December 31, 1997 and December 31, 1996, respectively. At December 31, 1996, the Company had invested, utilizing domestic commercial banks and other financial institutions, approximately $216 million in short-term commercial paper and other securities having credit ratings of A1/Pl or equivalent. The Company did not have such investments as of December 31, 1997. In addition, during these periods the Company invested excess funds in an overnight sweep account with a commercial bank which invested in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, the Company did not take possession of the securities, which were instead held by the financial institution. The market value of the securities held pursuant to the agreements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation. During 1996 SPH temporarily invested proceeds from an offering of its common stock in investments with maturities greater than 90 days. Accordingly, these investments in a mutual fund (primarily in municipal bonds) and in United States Government obligations have been classified as investments available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In 1996, purchases of such investments available-for-sale aggregated $38.8 million and proceeds from the sale or maturity of such investments aggregated $39.3 million.

  In 1997, 1996, and 1995, the Company generated cash from operating activities of $50.3 million, $20.8 million and $4.2 million, respectively.

  The Company used $607.6 million, $273.3 million, and $31.4 million to acquire land and develop and furnish a total of 194, 102, and 21 sites, respectively, in the years ended December 31, 1997, 1996, and 1995. The Company acquired ten existing extended stay facilities in 1996 and one existing extended stay facility in 1995. These acquisitions were paid for by the issuance of Common Stock valued at $55.2 million and $1.7 million and the payment of $4.3 million and $2.3 million in cash in 1996 and 1995, respectively. During 1997, the Company made payments of $9.2 million for costs associated with the Merger.

  The Company received net proceeds from exercise of Company stock options and common stock offerings totaling $202.1 million, $365.6 million, and $192.2 million in the years ended December 31, 1997, 1996, and 1995, respectively.

  In conjunction with the organization of SPH in 1995, SPH purchased third party interests for cash of $1.5 million, assumed $39.9 million of debt in the form of various mortgage notes and notes payable to stockholders and partners (subsequently retired with the proceeds of the SPH initial public offering), and purchased minority stockholders' interest and assumed a deficit capital balance in exchange for $5.0 million of SPH common stock.

  In May 1995, SPH entered into a $30 million revolving credit agreement (the "SPH Line of Credit") to fund future development and construction of additional hotels and for working capital. In February 1996, SPH increased the SPH Line of Credit to $50 million, maturing in 1998. During 1996, SPH received proceeds of $27.0 million and made payments of $31.6 million on the SPH Line of Credit. The SPH Line of Credit was terminated upon consummation of the Merger.

  Effective September 26, 1997, the Company executed an agreement with various banks establishing the Credit Facility, to be used for general corporate purposes, including the construction and acquisition of extended stay hotel properties. The Credit Facility matures on December 31, 2002.

  Upon execution of the agreement establishing the Credit Facility, the Company terminated two mortgage loan facilities, which provided for an aggregate of $400 million in available mortgage loans. Accordingly, the Company recorded a pre-tax charge of $9.7 million in 1997, which represented the write-off of debt issuance costs associated with the mortgage facilities.

  The Company is currently negotiating to amend the Credit Facility to provide the Company with a $350 million revolving credit facility and $350 million of term loan facilities (the "Amended Credit Facility"). The Company expects that at least $100 million of the new term loan facilities will be drawn on the effective date of the Amended Credit Facility (the "Effective Date"). Of the remaining $250 million, $50 million may be borrowed until July 31, 1998 and up to $200 million may be borrowed until September 1, 1998, declining by 25% each month after the Effective Date. In addition, the Amended Credit Facility will permit, but not make available, amounts not borrowed above to be borrowed at any time after the Effective Date and also permit, but not make available, an additional $100 million after January 1, 1999. Amounts borrowed under the Amended Credit Facility would mature beginning December 31, 2002.

  Availability under the Credit Facility (and the Amended Credit Facility), is dependent upon the Company satisfying certain financial ratios of debt and interest compared to property-level EBITDA for qualifying properties, less corporate operating expenses. In no event, however, is availability under the Credit Facility (and the Amended Credit Facility) less than $200 million at any time.

  Under the Credit Facility (and the Amended Credit Facility), the Company is required to repay indebtedness outstanding with the net cash proceeds from certain sales of assets, from issuances of debt or equity by the Company, and from insurance recovery events (subject to certain reinvestment rights). The Company is also required to repay indebtedness outstanding under the Credit Facility (and the Amended Credit Facility), annually in an amount equal to 50% of the Company's excess cash flow as defined in the Credit Facility.

  Amounts drawn under the Credit Facility (and the Amended Credit Facility), bear interest, at the Company's option, at either a prime rate or a Eurodollar Rate (as defined in the Credit Facility), plus an applicable margin. The applicable margin for the Credit Facility (and the revolving loans and certain of the term loans under the Amended Credit Facility) is an annual rate which fluctuates based on the Company's ratio of total debt to total EBITDA and which is between 1.375% and 0% for prime rate loans and 2.375% and 1% for Eurodollar Rate loans. If at least $200 million of gross cash proceeds are received by the Company on or before September 25, 1998 from the issuance of certain debt instruments (including the Notes described below) or Common Stock, the applicable margin will be between .875% and 0% for prime rate loans and between 1.875% and 1% for Eurodollar Rate loans. The applicable margin for the remaining term loans under the Amended Credit Facility will be 1.75% for prime rate loans and 2.75% for Eurodollar Rate loans.

  The Company's obligations under the Credit Facility are (and if established, its obligation under the Amended Credit Facility would be) guaranteed by each of the Company's subsidiaries and secured by a first priority lien on the stock of the Company's subsidiaries and substantially all of the assets of the Company and its subsidiaries (other than mortgages on the real property of the Company's and its subsidiaries).

  The Credit Facility contains (and, if established, the Amended Credit Facility would contain) a number of covenants that limit, among other things, the ability of the Company and its subsidiaries to incur debt, make investments, pay dividends, prepay other indebtedness, engage in transactions with affiliates, enter into sale-leaseback transactions, create liens, make capital expenditures, acquire or dispose of assets, or engage in mergers or acquisitions. In addition, the Credit Facility contains affirmative covenants that require, among other things, maintenance of corporate existence, compliance with laws, maintenance of properties and insurance, and the delivery of financial and other information. The Company is also required to comply with certain financial covenants, including a maximum leverage ratio, minimum interest coverage ratio, and maximum debt to capitalization ratio. The Credit Facility includes customary events of default, including, without limitation, a cross-default to other indebtedness, undischarged judgments, bankruptcy, and a change of control.

  The Company is currently in the process of seeking to raise approximately $200 of gross proceeds in an offering of senior subordinated notes (the "Notes"). The Notes are expected to mature in 2008, pay interest semiannually in cash, be redeemable by the Company after five years from the date of their issuance, be unsecured, and be subordinated to the Credit Facility (and, if established, the Amended Credit Facility). The Company intends to use a portion of the proceeds from the offering of the Notes to reduce revolving loans under the Credit Facility (or the Amended Credit Facility) and to use the remainder to expand its business by developing additional extended stay lodging facilities and for other general corporate purposes.

  The Company expects to continue to rapidly expand its operations. The Company had commitments to complete construction of additional extended stay properties with a total cost of approximately $440 million at December 31, 1997 and expects to make capital expenditures totalling at least $600 million in 1998. The Company believes that the net proceeds from the Note offering, together with cash on hand, cash flow from operations, and borrowings expected to be available under the Amended Credit Facility, will provide sufficient funds for the Company to expand its business as presently planned and to fund its operating expenses at least through early 1999. Thereafter, the Company expects it will require additional funding to continue its expansion as currently planned. The timing and amount of financing needed will depend on a number of factors, including the number of properties the Company constructs or acquires, the timing of such development, and the cash flow generated by its properties. In the event that the capital markets provide favorable opportunities, the Company's plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company's growth and operations (or if the Credit Facility is not amended as contemplated), or if the Company consummates acquisitions, the Company may seek additional capital sooner than currently anticipated. Sources of financing may include public or private debt or equity financing. There can be no assurance that such additional financing will be available to the Company or, if available, that it can be obtained on acceptable terms or within the limitations contained in the Company's financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development and expansion plans and expenditures and could have a material adverse effect on the Company.

IMPACT OF THE YEAR 2000 ISSUE

  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Based on its recent assessment, management of the Company does not anticipate that any significant modification or replacement of the Company's software will be necessary for its computer systems to properly utilize dates beyond December 31, 1999 or that the Company will incur significant operating expenses to make any such computer system improvements. The Company is not able to determine, however, whether any of its suppliers, lenders, or service providers will need to make any such software modifications or replacements or whether the failure to make such software corrections will have an effect on the Company's operations or financial condition.

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

                  SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

  Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the Company's limited operating history and uncertainty as to the Company's future profitability; the ability to meet construction and development schedules and budgets; the ability to develop and implement operational and financial systems to manage rapidly growing operations; the uncertainty as to the consumer demand for extended stay lodging; increasing competition in the extended stay lodging market; the ability to integrate and successfully operate acquired properties and the risks associated with such properties; the ability to obtain financing on acceptable terms to finance the Company's growth strategy; the ability of the Company to operate within the limitations imposed by financing arrangements; and general economic conditions as they may impact the overall lodging industry. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
Report of Independent Accountants.........................................  27
Consolidated Balance Sheets as of December 31, 1997 and 1996..............  28
Consolidated Statements of Income for the years ended December 31, 1997,
 1996, and 1995...........................................................  29
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1997, 1996, and 1995........................................  30
Consolidated Statements of Cash Flows for the years ended December 31,
 1997, 1996, and 1995.....................................................  31
Notes to Consolidated Financial Statements................................  32

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Extended Stay America, Inc.
Ft. Lauderdale, Florida

  We have audited the accompanying consolidated balance sheets of Extended Stay America, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Extended Stay America, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          Coopers & Lybrand L.L.P.

Spartanburg, South Carolina
February 13, 1998

                          EXTENDED STAY AMERICA, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                          ASSETS                               DECEMBER 31,
                          ------                            -------------------
                                                               1997      1996
                                                            ---------- --------
Current assets:
  Cash and cash equivalents................................ $    3,213 $224,325
  Accounts receivable......................................      3,651    1,665
  Prepaid expenses.........................................      3,869      796
  Deferred income taxes....................................      6,895    1,143
  Other current assets.....................................      1,430    1,580
                                                            ---------- --------
    Total current assets...................................     19,058  229,509
Property and equipment, net................................  1,042,177  428,749
Deferred loan costs........................................      8,167    9,519
Other assets...............................................      1,489      658
                                                            ---------- --------
                                                            $1,070,891 $668,435
                                                            ========== ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable......................................... $   51,309 $ 14,827
  Accrued retainage........................................     19,951   11,371
  Accrued property taxes...................................      3,417      783
  Accrued salaries and related expenses....................      2,018    1,694
  Other accrued expenses...................................      6,144    3,063
                                                            ---------- --------
    Total current liabilities..............................     82,839   31,738
                                                            ---------- --------
Deferred income taxes......................................     18,393    7,983
                                                            ---------- --------
Long-term debt.............................................    135,000
                                                            ---------- --------
Commitments
Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
   authorized, no shares issued and outstanding............
  Common stock, $.01 par value, 500,000,000 shares
   authorized, 95,604,208, and 83,666,383 shares issued and
   outstanding, respectively...............................        956      837
  Additional paid-in capital...............................    823,060  619,870
  Retained earnings........................................     10,643    8,007
                                                            ---------- --------
    Total stockholders' equity.............................    834,659  628,714
                                                            ---------- --------
                                                            $1,070,891 $668,435
                                                            ========== ========

                See notes to consolidated financial statements.

                          EXTENDED STAY AMERICA, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                      1997     1996     1995
                                                    --------  -------  -------
Revenue:
  Room revenue..................................... $126,095  $37,480  $16,126
  Other revenue....................................    4,705    1,329      642
                                                    --------  -------  -------
    Total revenue..................................  130,800   38,809   16,768
                                                    --------  -------  -------
Costs and expenses:
  Property operating expenses......................   60,391   16,560    6,706
  Corporate operating and property management
   expenses........................................   29,951   16,867    4,669
  Merger, financing and other charges..............   19,895
  Depreciation and amortization....................   21,331    6,139    2,059
                                                    --------  -------  -------
    Total costs and expenses.......................  131,568   39,566   13,434
                                                    --------  -------  -------
Income (loss) from operations......................     (768)    (757)   3,334
Interest income (expense), net.....................    9,242   13,744     (507)
                                                    --------  -------  -------
Income before third party investor's interest,
 income taxes and extraordinary loss...............    8,474   12,987    2,827
Third party investor's interest....................                       (142)
                                                    --------  -------  -------
Income before income taxes and extraordinary loss..    8,474   12,987    2,685
Provision for income taxes.........................    5,838    5,231    1,217
                                                    --------  -------  -------
Income before extraordinary loss...................    2,636    7,756    1,468
Extraordinary loss, net of income tax benefit......                       (185)
                                                    --------  -------  -------
Net income......................................... $  2,636  $ 7,756  $ 1,283
                                                    ========  =======  =======
Net income per share:
  Basic............................................ $   0.03  $  0.11
                                                    ========  =======
  Diluted.......................................... $   0.03  $  0.10
                                                    ========  =======
Pro forma income data:
  Income before extraordinary loss.................                    $ 1,468
  Pro forma adjustment for income taxes............                        176
                                                                       -------
  Pro forma income before extraordinary loss.......                      1,644
  Extraordinary loss...............................                       (185)
                                                                       -------
  Pro forma net income.............................                    $ 1,459
                                                                       =======
  Pro forma net income per share--basic and
   diluted:
  Income before extraordinary loss.................                    $  0.05
  Extraordinary loss...............................                        --
                                                                       -------
  Net income.......................................                    $  0.05
                                                                       =======
Weighted average shares:
  Basic............................................   94,233   71,933   30,381
  Effect of dilutive options.......................    1,511    2,002    1,053
                                                    --------  -------  -------
  Diluted..........................................   95,744   73,935   31,434
                                                    ========  =======  =======

                See notes to consolidated financial statements.

                          EXTENDED STAY AMERICA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                     (ACCUMULATED               TOTAL
                                          ADDITIONAL   DEFICIT)   PARTNER'S STOCKHOLDERS'
                          COMMON TREASURY  PAID-IN     RETAINED   (DEFICIT)   (DEFICIT)
                          STOCK   STOCK    CAPITAL     EARNINGS    CAPITAL     EQUITY
                          ------ -------- ---------- ------------ --------- -------------
Balance as of January 1,
 1995...................   $210   $ (75)   $    128    $(1,209)     $(302)    $ (1,248)
Cash dividends..........                                (1,748)                 (1,748)
Partner's draws.........                                             (546)        (546)
Reclassification in
 connection with
 S corporation and
 partnership
 termination............   (210)     75      (1,631)     1,251        515
Purchase of minority
 stockholders' interest.                      3,955        674        333        4,962
Issuances of common
 stock, net of issuance
 costs..................    284             196,335                            196,619
Retroactive effect of
 three-for-two stock
 split on July 9, 1996..     32                 (32)
Retroactive effect of
 two-for-one stock split
 on July 19, 1996.......    221                (221)
Net income..............                                 1,283                   1,283
                           ----   -----    --------    -------      -----     --------
Balance as of December
 31, 1995...............    537             198,534        251                 199,322
Issuances of common
 stock for acquisitions
 of extended stay
 facilities.............     45              55,198                             55,243
Issuances of common
 stock, net of issuance
 costs..................    255             365,972                            366,227
Stock options exercised,
 including tax benefit
 of $108................                        166                                166
Net income..............                                 7,756                   7,756
                           ----   -----    --------    -------      -----     --------
Balance as of December
 31, 1996...............    837             619,870      8,007                 628,714
Issuance of common
 stock, net of issuance
 costs..................    115             197,978                            198,093
Stock options exercised,
 including tax benefit
 of $1,174..............      4               5,212                              5,216
Net income..............                                 2,636                   2,636
                           ----   -----    --------    -------      -----     --------
Balance as of December
 31, 1997...............   $956   $        $823,060    $10,643      $         $834,659
                           ====   =====    ========    =======      =====     ========

                See notes to consolidated financial statements.

                          EXTENDED STAY AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1997       1996       1995
                                                 ---------  ---------  --------
Cash flows from operating activities:
 Net income....................................  $   2,636  $   7,756  $  1,283
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Third party investor interest...............                             142
   Depreciation and amortization...............     21,331      6,139     2,059
   Write-off of site deposits and
    preacquisition costs.......................      2,731      1,475       289
   Bad debt expense............................        623         97        48
   Merger expenses.............................        485
   Write-off of deferred loan costs............      9,667
   Deferred income taxes.......................      5,832      2,574       140
   Extraordinary loss..........................                             185
   Other, net..................................                  (469)      (72)
   Changes in operating assets and liabilities:
     Accounts receivable.......................     (2,609)    (1,099)     (212)
     Prepaid expenses..........................     (3,073)      (480)     (319)
     Other current assets......................       (954)       (28)     (165)
     Accounts payable..........................      7,542        643       233
     Accrued property taxes....................      2,634
     Accrued salaries and related expenses.....        324        885       271
     Other accrued expenses....................      3,094      3,335       304
                                                 ---------  ---------  --------
      Net cash provided by operating
       activities..............................     50,263     20,828     4,186
                                                 ---------  ---------  --------
Cash flows from investing activities:
 Additions to property and equipment...........   (607,649)  (273,260)  (31,380)
 Acquisitions of extended stay properties......                (4,271)   (2,342)
 Purchase of investments available-for-sale....               (38,829)
 Proceeds from sale/maturity of investments
  available-for-sale...........................                39,298
 Purchase of third party interest..............                          (1,500)
 Other assets..................................     (1,415)    (2,197)     (108)
                                                 ---------  ---------  --------
      Net cash used in investing activities....   (609,064)  (279,259)  (35,330)
                                                 ---------  ---------  --------
Cash flows from financing activities:
 Proceeds from exercise of Company stock
  options and issuances of common stock........    202,135    365,636   192,208
 Proceeds from long-term debt..................    143,869     27,000     6,916
 Principal payments on long-term debt..........               (31,630)  (36,811)
 Additions to deferred loan and other costs....     (8,315)    (4,165)   (2,034)
 Proceeds from related party loans.............                           7,863
 Payments of related party loans...............                          (9,246)
 Distributions to owners.......................                          (2,295)
                                                 ---------  ---------  --------
      Net cash provided by financing
       activities..............................    337,689    356,841   156,601
                                                 ---------  ---------  --------
Increase (decrease) in cash and cash
 equivalents...................................   (221,112)    98,410   125,457
Cash and cash equivalents at beginning of
 period........................................    224,325    125,915       458
                                                 ---------  ---------  --------
Cash and cash equivalents at end of period.....  $   3,213  $ 224,325  $125,915
                                                 =========  =========  ========
Noncash investing and financing transactions:
 Issuances of common stock for acquisitions of
  extended stay properties.....................  $          $  55,243  $  1,700
                                                 =========  =========  ========
 Capitalized or deferred items included in
  accounts payable and accrued liabilities.....  $  49,308  $  17,671  $  1,212
                                                 =========  =========  ========
 Issuance of common stock for notes receivable
  from stockholders............................  $          $          $ 28,050
                                                 =========  =========  ========
 Issuance of common stock for deferred loan
  costs........................................  $          $          $  3,574
                                                 =========  =========  ========
 Note payable for the purchase of property
  site.........................................  $          $          $    630
                                                 =========  =========  ========
 Purchase of minority stockholders' interest
  for stock and assumption of deficit capital
  balance......................................  $          $          $  4,963
                                                 =========  =========  ========
Supplemental cash flow disclosures:
 Cash paid for:
   Income taxes................................  $   1,340  $   2,267  $  1,182
                                                 =========  =========  ========
   Interest expense, net of amounts
    capitalized................................  $          $       3  $  1,517
                                                 =========  =========  ========

                See notes to consolidated financial statements.

                          EXTENDED STAY AMERICA, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (000'S OMITTED IN ALL TABLES EXCEPT PER SHARE DATA)

NOTE 1--ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

  Extended Stay America, Inc. ("ESA") was organized on January 9, 1995, as a Delaware corporation to develop, own, and manage extended stay lodging facilities.

  Studio Plus Hotels, Inc. ("SPH") was formed on December 19, 1994, to acquire, through merger and exchange of partnership interests all of the assets of Studio Plus, Inc. and the corporation and partnerships (collectively, the "SPH Predecessor Entities") which owned and operated StudioPLUS extended stay hotels. On June 26, 1995, SPH completed an initial public offering (the "SPH IPO"). Prior to the completion of the SPH IPO, SPH acquired, through merger and exchange of SPH common stock for partnership interests, the assets of the SPH Predecessor Entities which owned and operated all of the StudioPLUS extended stay hotel properties then in operation or under development (the "Corporate Organization"). The acquisition of the interests of the controlling stockholder or partner and affiliates of the SPH Predecessor Entities was accounted for as if it were a pooling of interests.

  On April 11, 1997, ESA, ESA Merger Sub, Inc. ("Merger Sub"), a wholly-owned subsidiary of ESA, and SPH consummated a merger (the "Merger") pursuant to which SPH was merged with and into Merger Sub and the 12,557,786 shares of SPH common stock issued and outstanding on such date were converted into the right to receive 15,410,915 shares of common stock, par value $.01 per share, of ESA ("Common Stock") and options to purchase 1,072,565 shares of SPH common stock were converted into options to purchase 1,316,252 shares of Common Stock. In connection with the Merger, the Company recorded a pre-tax charge of $9.7 million representing merger expenses and costs associated with the integration of SPH operations following the Merger. The Merger was accounted for using the pooling of interests method of accounting. The accompanying consolidated financial statements of ESA and SPH (together the "Company") give effect to the Merger as if it had been consummated as of the beginning of the periods presented.

  All per share data and numbers of shares of Common Stock for all periods presented included in the consolidated financial statements and notes thereto have been adjusted to reflect stock splits as more fully described in Note 8-- Stockholders' Equity.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

 Cash and Cash Equivalents

  Cash and cash equivalents consist of cash on hand and on deposit and highly liquid instruments with maturities of three months or less when purchased. The carrying amount of cash and cash equivalents is the estimated fair value at the respective balance sheet date. At December 31, 1997, approximately $8.9 million of outstanding checks were included in accounts payable.

                          EXTENDED STAY AMERICA, INC.

  At December 31, 1996, the Company had invested approximately $216 million in short-term commercial paper and other securities. The Company did not have such investments as of December 31, 1997. In addition, during these periods the Company invested excess funds in an overnight sweep account with a commercial bank which invested in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, the Company did not take possession of the securities, which were instead held by the financial institution. The market value of the securities held pursuant to the agreements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

 Property and Equipment

  Property and equipment is stated at cost. The Company capitalizes interest, salaries and related costs for site selection, design and construction supervision.

  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to operations as incurred; major renewals and improvements are capitalized. The gain or loss on the disposition of property and equipment is recorded in the year of disposition.

  The estimated useful lives of the assets are as follows:

      Building and improvements......................................   40 years
      Furniture, fixtures and equipment.............................. 3-10 years

 Preacquisition Costs

  The Company incurs costs related to the acquisition of property sites. These costs are capitalized when it is probable that a site will be acquired. These costs are included in property and equipment. In the event the acquisition of the site is not consummated, the costs are charged to corporate operating expenses.

 Deferred Loan Costs

  The Company has incurred costs in obtaining financing. These costs have been deferred and are amortized over the life of the respective loans.

 Pre-Opening Costs

  The Company capitalizes compensation and other training-related costs incurred prior to the opening of a property and amortizes such costs over a period of twelve months. Pre-opening costs of $3,210,000 and $1,901,000 as of December 31, 1997, and 1996, respectively, are included in other current assets, net of accumulated amortization of $1,997,000 and $893,000, respectively.

 Organization Costs

  Organization costs are amortized over sixty months using the straight-line method. As of December 31, 1997 and 1996, costs of $568,000 and $245,000, respectively, reduced by accumulated amortization of $84,000 and $26,000, respectively, are included in other assets.

 Income Taxes

  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and for operating loss and tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                          EXTENDED STAY AMERICA, INC.

 Revenue Recognition

  Room revenue and other revenue are recognized when earned.

 Business Segment

  The Company operates principally in one business segment which is to develop, own, and manage extended stay lodging facilities.

 New Accounting Pronouncements

  During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures About Segments of an Enterprise and Related Information". Analysis of these new standards by the Company indicates that the standards will not have a material impact on the financial information to be provided by the Company. The standards are effective for financial statements for fiscal years beginning after December 15, 1997.

 Reclassification

  Certain previously reported amounts have been reclassified to conform with the current presentation.

NOTE 3--PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                              DECEMBER 31,
                                                           -------------------
                                                              1997      1996
                                                           ---------- --------
      Land and improvements, including land under current
       development........................................ $  287,857 $134,707
      Buildings and improvements..........................    454,946  204,001
      Furniture, fixtures, equipment and supplies.........    125,537   55,318
      Construction in progress............................    206,025   47,126
                                                           ---------- --------
                                                            1,074,365  441,152
      Less: Accumulated depreciation......................     32,188   12,403
                                                           ---------- --------
      Total property and equipment........................ $1,042,177 $428,749
                                                           ========== ========

  The Company had commitments to complete construction of additional extended stay properties with a total cost of approximately $440 million at December 31, 1997.

  For the years ended December 31, 1997, 1996 and 1995 the Company incurred interest of $1,731,000, $332,000, and $1,773,000, respectively, of which $1,731,000, $329,000, and $256,000, respectively, was capitalized and included in the cost of buildings and improvements.

NOTE 4--OPTIONS TO PURCHASE PROPERTY SITES

  As of December 31, 1997, the Company had options to purchase parcels of real estate in 146 locations in 34 states. The Company had paid approximately $4.8 million in connection with these options as of December 31, 1997. If for any reason the Company does not acquire these parcels, the amounts paid in connection with the options are generally refundable. These amounts are included in property and equipment.

                          EXTENDED STAY AMERICA, INC.

NOTE 5--PURCHASE ACQUISITIONS OF EXTENDED STAY PROPERTIES

  On August 18, 1995, the Company acquired an existing extended stay property for approximately $4.0 million which was paid for by the issuance of 714,000 shares of Common Stock valued at $1.7 million and approximately $2.3 million in cash. During 1996, the Company acquired ten (10) extended stay facilities from a number of unrelated sellers (together with the 1995 acquisition, the "Acquisitions") for approximately $59.5 million, which was paid for by the issuance of approximately 4.5 million shares of Common Stock valued at approximately $55.2 million and approximately $4.3 million in cash. As a part of the Acquisitions, the Company assumed and subsequently retired liabilities aggregating approximately $470,000 under certain leases for personal property.

  The Acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the properties are included in the consolidated statements of income from the date of acquisition.

  The following unaudited pro forma condensed statements of income of the Company are presented as if the Company had completed the Acquisitions, excluding one of the acquisitions which did not meet certain materiality standards (the "Significant Acquisitions") on January 1, 1995. This pro forma information is based in part upon the consolidated statements of income of each of the Significant Acquisitions. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. These pro forma condensed consolidated statements of income are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1995, nor do they purport to represent the results of operations for future periods.

                                                                 PRO FORMA FOR
                                                                      THE
                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
Total revenue.................................................. $44,022 $30,055
Total costs and expenses.......................................  42,162  23,040
                                                                ------- -------
Income from operations.........................................   1,860   7,015
Interest income (expense)......................................  13,744    (551)
                                                                ------- -------
Income before income taxes.....................................  15,604   6,464
Provision for income taxes.....................................   6,277   2,586
                                                                ------- -------
Net income..................................................... $ 9,327 $ 3,878
                                                                ======= =======
Net income per share:
  Basic........................................................ $  0.13 $  0.11
                                                                ======= =======
  Diluted...................................................... $  0.12 $  0.11
                                                                ======= =======
Weighted average shares:
  Basic........................................................  74,448  35,597
                                                                ======= =======
  Diluted......................................................  76,450  36,650
                                                                ======= =======

NOTE 6--LONG-TERM DEBT

  Effective September 26, 1997, the Company executed an agreement with various banks establishing a revolving credit facility (the "Credit Facility") to be used for general corporate purposes, including the construction and acquisition of extended stay hotel properties.

                          EXTENDED STAY AMERICA, INC.

  Availability under the Credit Facility is dependent upon the Company satisfying certain financial ratios of debt and interest compared to property-level earnings before interest, taxes, depreciation, and amortization ("EBITDA for qualifying properties, less corporate operating expenses. In no event, however, is availability under the Credit Facility less than $200 million at any time.

  Under the Credit Facility the Company is required to repay indebtedness outstanding with the net cash proceeds from certain sales of assets, from issuances of debt or equity by the Company, and from insurance recovery events (subject to certain reinvestment rights). The Company is also required to repay indebtedness outstanding under the Credit Facility annually in an amount equal to 50% of the Company's excess cash flow as defined in the Credit Facility.

  Amounts drawn under the Credit Facility bear interest, at the Company's option, at either a prime rate or a Eurodollar Rate (as defined in the Credit Facility), plus an applicable margin. The applicable margin is an annual rate which fluctuates based on the Company's ratio of total debt to total EBITDA and which is between 1.375% and 0% for prime rate loans and 2.375% and 1% for Eurodollar Rate loans. If at least $200 million of gross cash proceeds are received by the Company on or before September 25, 1998 from the issuance of certain debt instruments or Common Stock, the applicable margin will be between .875% and 0% for prime rate loans and between 1.875% and 1% for Eurodollar Rate loans.

  The Company's obligations under the Credit Facility are guaranteed by each of the Company's subsidiaries and secured by a first priority lien on the stock of the Company's subsidiaries and substantially all of the assets of the Company and its subsidiaries (other than mortgages on the real property of the Company and its subsidiaries).

  The Credit Facility contains a number of covenants that limit, among other things, the ability of the Company and its subsidiaries to incur debt, make investments, pay dividends, prepay other indebtedness, engage in transactions with affiliates, enter into sale-leaseback transactions, create liens, make capital expenditures, acquire or dispose of assets, or engage in mergers or acquisitions. In addition, the Credit Facility contains affirmative covenants that require, among other things, maintenance of corporate existence, compliance with laws, maintenance of properties and insurance, and the delivery of financial and other information. The Company is also required to comply with certain financial covenants, including a maximum leverage ratio, minimum interest coverage ratio, and maximum debt to capitalization ratio. The Credit Facility includes customary events of default, including, without limitation, a cross-default to other indebtedness, undischarged judgments, bankruptcy, and a change of control.

  Upon execution of the agreement establishing the Credit Facility, the Company terminated two mortgage loan facilities, which provided for an aggregate of $400 million in mortgage loans. Accordingly, the Company recorded a pre-tax charge of $9.7 million in 1997, which represented the write-off of debt issuance costs associated with the mortgage facilities.

  At December 31, 1997, $135 million was outstanding under the Credit Facility with a weighted average interest rate of 7.28%. The Company believes that there is no material difference in the carrying amount (including the terms and conditions outlined above) and the estimated fair value of the Credit Facility.

  In May 1995, SPH entered into a $30 million revolving credit agreement (the "SPH Line of Credit") to fund future development and construction of additional hotels and for working capital. In February 1996, SPH increased the SPH Line of Credit to $50 million, maturing in 1998. At December 31, 1996, there were no outstanding borrowings under the SPH Line of Credit. The SPH Line of Credit was terminated upon consummation of the Merger.

                          EXTENDED STAY AMERICA, INC.

NOTE 7--INCOME TAXES

  Income tax expense consists of the following:

                                                            YEAR ENDED DECEMBER
                                                                    31,
                                                            --------------------
                                                             1997   1996   1995
                                                            ------ ------ ------
      Current income taxes:
        U.S. federal....................................... $    6 $2,137 $  929
        State and local....................................    --     520    148
                                                            ------ ------ ------
                                                                 6  2,657  1,077
                                                            ------ ------ ------
      Deferred income taxes:
        U.S. federal.......................................  5,137  2,069     55
        State and local....................................    695    505     85
                                                            ------ ------ ------
                                                             5,832  2,574    140
                                                            ------ ------ ------
      Total income tax expense............................. $5,838 $5,231 $1,217
                                                            ====== ====== ======

  Prior to the Corporate Organization, a portion of SPH operations were conducted through S corporations and partnerships. Accordingly, the deferred tax provision for the year ended December 31, 1995, includes approximately $540,000 relating to recognition of a net deferred tax liability representing temporary differences existing on the date of the Corporate Organization. Prior to the Corporate Organization, income taxes on earnings were paid by the stockholders and partners of the SPH Predecessor Entities.

  Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35.0% to pretax income as a result of the following:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                             -----------------
                                                             1997  1996  1995
                                                             ----  ----  -----
      Computed "expected" tax rate.......................... 35.0% 35.0%  35.0%
      Increase (reduction) in income taxes resulting from:
        State and local income taxes, net of federal
         benefit............................................  4.8   4.9    3.7
        Effect of termination of S corporation and
         partnership items..................................              20.0
        S corporation and partnership for which no current
         income taxes were provided.........................             (14.9)
        Tax exempt income................................... (5.0)
        Merger expenses..................................... 32.1
        Other...............................................  2.0   0.4    1.5
                                                             ----  ----  -----
      Annual effective income tax rate...................... 68.9% 40.3%  45.3%
                                                             ====  ====  =====

                          EXTENDED STAY AMERICA, INC.

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                               1997     1996
                                                             --------  -------
      Deferred tax assets:
        Net operating loss carryforward..................... $  4,029  $   986
        Other...............................................    2,866      157
                                                             --------  -------
          Total deferred tax assets.........................    6,895    1,143
      Deferred tax liability:
        Property and equipment..............................  (18,393)  (7,983)
                                                             --------  -------
                                                             $(11,498) $(6,840)
                                                             ========  =======

  At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $10,200,000, which will expire between 2011 and 2013 if not utilized to offset future federal taxable income.

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE 8--STOCKHOLDERS' EQUITY

  On June 26, 1995, SPH completed an initial public offering of 5,347,500 shares of its common stock at $10.00 per share (number of shares and price per share have not been adjusted for the Merger) and received net cash proceeds of $48.1 million. SPH also issued an aggregate of 2,322,750 shares (number of shares have not been adjusted for the Merger) of common stock and paid $1.5 million in cash to the partners and stockholders of the SPH Predecessor Entities in connection with the Corporate Organization. The acquisition of the interests of the controlling stockholder or partner and affiliates of the SPH Predecessor Entities has been accounted for as if it were a pooling of interests, with no increase in the carrying value for the interests acquired. The acquisition of the third party investors' interests has been accounted for as a purchase which resulted in an increase of $10,475,000 to the carrying value of the underlying assets acquired.

  On October 19, 1995, the Board of Directors of ESA declared a 210-for-1 stock split effected in the form of a stock dividend.

  On December 19, 1995, ESA closed an initial public offering of 10,120,000 shares of its Common Stock at a public offering price of $6.50 per share and a concurrent offering to existing shareholders of 4,135,650 shares of Common Stock at an offering price of $6.05 per share, being the initial public offering price per share less the underwriting discounts and commissions. The proceeds to ESA of such offerings were approximately $85.0 million, net of offering expenses.

  In April, 1996, SPH closed a public offering of 4,855,347 shares of common stock, and 319,653 shares sold by selling stockholders at $16.83 per share (number of shares and price per share have not been adjusted for the

                          EXTENDED STAY AMERICA, INC.

Merger). Net cash proceeds to SPH were approximately $76.8 million, which excluded any proceeds received by the selling stockholders.

  On May 9, 1996, the Board of Directors of ESA declared a 2-for-1 stock split effected in the form of a stock dividend.

  On June 5, 1996, ESA closed a public offering of 19,550,000 shares of its Common Stock at a public offering price of $15.50 per share. The proceeds to ESA of such offering were approximately $289.0 million, net of offering expenses.

  On July 19, 1996, a three-for-two split of SPH common stock was effected in the form of a stock dividend.

  On February 6, 1997, the Company sold 11.5 million shares of Common Stock in a private placement transaction resulting in net proceeds of approximately $198.1 million.

  On April 11, 1997, the Company's stockholders approved an Amendment of the Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock, par value $.01, from 200 million to 500 million shares.

  On June 9, 1997, the Company announced that its Board of Directors had approved a plan to have the Common Stock listed on the New York Stock Exchange, Inc. ("NYSE") and to move trading in the Common Stock from the Nasdaq National Market ("Nasdaq") to the NYSE. The Common Stock began trading on the NYSE on June 30, 1997. The Company recorded a pre-tax charge of $500,000 in connection with listing of the Common Stock on the NYSE, which is included in merger, financing and other charges.

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

NOTE 9--STOCK OPTION PLANS

  ESA has four stock option plans including the 1995, 1996 and 1997 Employee Stock Option Plans (the "Employee Plans") and the 1995 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). The Employee Plans and the Directors' Plan provide for grants to certain officers, directors and key employees of stock options to purchase shares of Common Stock. Options granted under the Employee Plans and the Directors' Plan expire ten years from the date of grant. Options granted under the Employee Plans vest ratably over a four year period, and options granted under the Directors' Plan vest six months from the date of grant.

  SPH had two stock option plans, the 1995 Stock Incentive Plan and the 1995 Non-Employee Directors' Stock Incentive Plan (collectively, the "SPH Plans"). Two types of options, incentive stock options and nonqualified stock options, were granted under the SPH Plans. All options granted under the SPH Plans were granted at an exercise price equal to the market price of the SPH common stock on the date of grant and may not be exercised more than 10 years after the date granted. Options granted under the SPH Plans to purchase 1,072,565 shares of SPH common stock were converted into options to purchase 1,316,252 shares of Common Stock (with a corresponding adjustment to the exercise price) upon completion of the Merger. Because the Merger effected a "change of control" of SPH, each of these options became immediately exercisable.

                          EXTENDED STAY AMERICA, INC.

  A summary of the status of the Employee Plans, the Directors' Plan, and options granted under the SPH Plans (collectively the "Plans") as of December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                  1997                  1996                  1995
                          --------------------- --------------------- ---------------------
                          NUMBER OF  PRICE PER  NUMBER OF  PRICE PER  NUMBER OF  PRICE PER
                           SHARES      SHARE     SHARES      SHARE     SHARES      SHARE
                          --------- ----------- --------- ----------- --------- -----------
Outstanding at beginning
 of year................    7,128   $2.38-22.38   3,267   $2.38-12.49
Granted.................    5,125    11.28-20.5   4,030   10.50-22.38   3,267   $2.38-12.49
Exercised...............     (402)   2.38-14.94     (21)         2.38
Forfeited...............   (1,319)   2.38-20.63    (148)   2.38-14.44
                           ------   -----------  ------   -----------   -----   -----------
Outstanding at end of
 year...................   10,532   $2.38-22.38   7,128   $2.38-22.38   3,267   $2.38-12.49
Options exercisable at
 year-end...............    3,489    2.38-22.38   1,489   $2.38-12.81
Available for future
 grants.................    5,183                 3,240                 1,409
Total shares reserved
 for issuance as of
 December 31............   15,715                10,368                 4,676
Weighted average fair
 value of options
 granted during the
 year...................            $      6.93           $      5.55           $      1.95

  On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation." As permitted by SFAS No. 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized for options granted under the Plans. Had compensation cost for the Plans been determined based on the fair value at the date of grant for awards under the Plans consistent with the method of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below.

                                     1997             1996            1995
                               ----------------  --------------- --------------
                                  AS      PRO       AS     PRO      AS     PRO
                               REPORTED  FORMA   REPORTED FORMA  REPORTED FORMA
                               -------- -------  -------- ------ -------- -----
Net income (loss).............  $2,636  $(8,788)  $7,756  $3,482  $1,459  $ 316
Net income (loss) per share:
  Basic.......................  $ 0.03  $ (0.09)  $ 0.11  $ 0.05  $ 0.05  $0.01
  Diluted.....................  $ 0.03  $ (0.09)  $ 0.10  $ 0.05  $ 0.05  $0.01

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following assumptions used for grants in 1997, 1996 and 1995: dividend yield of 0%, expected volatility of 33.47%, risk-free interest rate of 6% and expected life of 5.5 years.

                          EXTENDED STAY AMERICA, INC.

  The following table summarizes information about the Company's stock options at December 31, 1997:

                                OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                         --------------------------------- ---------------------
                            NUMBER     WEIGHTED               NUMBER
                         OUTSTANDING    AVERAGE   WEIGHTED OUTSTANDING  WEIGHTED
                            AS OF      REMAINING  AVERAGE     AS OF     AVERAGE
  RANGE OF               DECEMBER 31, CONTRACTUAL EXERCISE DECEMBER 31, EXERCISE
EXERCISE PRICES              1997        LIFE      PRICE       1997      PRICE
---------------          ------------ ----------- -------- ------------ --------
$ 2.38- 2.38............     1,142       7.64      $ 2.38       529      $ 2.38
$ 6.50- 8.15............     1,577       8.45        7.16     1,181        7.38
$10.50-12.43............     1,335       4.48       10.95     1,072       10.80
$12.49-13.38............     1,321       8.08       13.23       351       13.20
$13.47-14.44............     1,277       9.32       13.93        19       14.31
$14.56-18.38............     1,124       9.00       15.74       259       16.45
$18.50-18.50............     2,503       8.99       18.50         0        0.00
$18.88-22.38............       253       8.94       20.27        78       20.40
                            ------       ----      ------     -----      ------
$ 2.38-22.38............    10,532       8.12      $12.63     3,489      $ 9.26
                            ======       ====      ======     =====      ======

NOTE 10--NET INCOME PER SHARE

  The Company has adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share ("EPS") information. Accordingly, all prior period dates presented have been restated to conform to the provisions of SFAS No. 128.

  For the years ended December 31, 1997 and 1996, the computation of diluted EPS does not include approximately 3,180,000 and 165,000 weighted average shares, respectively, of Common Stock represented by outstanding options because the exercise price of the options was greater than the average market price of Common Stock during the period. In addition, on January 8, 1998, options to purchase approximately 2.9 million shares of Common Stock were granted under the Employee Plans at $11.375 per share.

  Historical information prior to the SPH IPO in June 1995 does not include a provision for income taxes on income of the SPH Predecessor Entities, which were S corporations or partnerships not subject to income taxes. Accordingly, EPS for the year ended December 31, 1995 are presented on a pro forma basis as if all of the Company's income for the period was subject to income taxes.

NOTE 11--RELATED PARTY TRANSACTIONS

  In 1996, the Company entered into a 10-year lease for a suite at Pro Player Stadium for a base rental of $115,000 per year, subject to certain additional charges and periodic escalation, and a 3-year lease for a suite at Homestead Motor Sports Complex for a base rental of approximately $53,000 per year, subject to certain additional charges. The Chairman of the Company's Board of Directors owns Pro Player Stadium and had an approximate 50% ownership interest (which was subsequently reduced to approximately 10%) in Homestead Motor Sports Complex.

  During 1997, 1996 and 1995, the Company incurred charges of approximately $1,682,000, $983,000 and $412,000 from a company controlled by the Chief Executive Officer of the Company for the use of airplanes.

  A director of the Company is a partner of a law firm which charged the Company fees of approximately $6,000, $54,000 and $126,000 during 1997, 1996 and 1995, respectively. Substantially all of such charges were incurred in connection with the Company's organization, offerings of Common Stock, mortgage facilities and acquisition of extended stay facilities.

                          EXTENDED STAY AMERICA, INC.

  The Chief Executive Officer of the Company serves as chairman of the board of a company from which the Company leases office space. The lease, which expires December 31, 1998, provides for monthly payments of approximately $6,400 plus certain additional charges, and is renewable annually. During 1997, the Company incurred charges of approximately $91,000 related to this agreement.

  Two members of the Company's Board of Directors also serve on the board of directors of a company which performs employment related services for the Company. During 1997 and 1996, the Company incurred charges of approximately $126,000 and $23,000, respectively, for such services.

  Borrowings from partners, officers, and stockholders during 1995 aggregated to $7,863,000 and principal repayments aggregated to $9,246,000. The Company incurred interest charges of $256,000 in 1995 on stockholder debt.

  During 1995, the Company acquired a property site for approximately $562,000 from a partnership in which certain stockholders are partners.

NOTE 12--QUARTERLY RESULTS (UNAUDITED)

  The following is a summary of quarterly operations for the years ended December 31, 1997 and 1996:

                                                           1997
                                             ----------------------------------
                                              FIRST    SECOND    THIRD  FOURTH
                                             QUARTER  QUARTER   QUARTER QUARTER
                                             -------  --------  ------- -------
Total revenue............................... $19,763  $ 29,028  $38,773 $43,236
Operating income (loss).....................     117   (14,521)   7,961   5,675
Net income (loss)...........................   2,470   ( 9,093)   5,644   3,615
Net income (loss) per share:
  Basic..................................... $  0.03  $  (0.10) $  0.06 $  0.04
  Diluted................................... $  0.03  $  (0.10) $  0.06 $  0.04
                                                           1996
                                             ----------------------------------
                                              FIRST    SECOND    THIRD  FOURTH
                                             QUARTER  QUARTER   QUARTER QUARTER
                                             -------  --------  ------- -------
Total revenue............................... $ 5,594  $  8,035  $11,923 $13,257
Operating income (loss).....................  (1,050)     (188)     826    (345)
Net income..................................     258     1,656    3,619   2,223
Net income per share:
  Basic..................................... $  0.00  $   0.02  $  0.04 $  0.03
  Diluted................................... $  0.00  $   0.02  $  0.04 $  0.03

NOTE 13--COMMITMENTS AND CONTINGENCIES

  The Company is not a party to any significant litigation or claims, other than routine matters incidental to the operation of the business of the Company. To date, no claims have had a material adverse effect on the Company nor does the Company expect that the outcome of any pending claims will have such an effect.

NOTE 14--SUBSEQUENT EVENTS

  The Company has entered into a commitment letter (the "Commitment Letter") with Morgan Stanley Senior Funding, Inc. ("MSSF"), with respect to which the Company has requested and expects to receive the consent of the various lenders under the Credit Facility (the "Consent Letter"), to amend and restate the Credit Facility to provide for the provisions summarized below (the "Amended Credit Facility").

                          EXTENDED STAY AMERICA, INC.

  The Amended Credit Facility will provide for the conversion of $150 million of the amounts available under the Credit Facility into a term loan (the "Converted Term Loan"), with the $350 million balance of the amounts available under the Credit Facility remaining as a revolving facility (the "Revolving Facility" and together with the Converted Term Loan, the "Converted Facilities"). With respect to the Converted Term Loan, at least $100 million will be drawn on the effective date of the Amended Credit Facility with the balance drawn no later than July 31, 1998. The interest rates and maturity dates of the Converted Facilities will remain the same as in the Credit Facility.

  The Amended Credit Facility will also provide for up to $300 million in additional term loans (the "New Term Loans"). Subject to the terms and conditions set forth in the Commitment Letter (including the negotiation of a definitive amended and restated credit agreement), MSSF has agreed to provide up to $200 million of the New Term Loans to be used for general corporate purposes, including the construction and acquisition of extended stay hotel properties, provided, however, that the amount of such committed New Term Loans ("Committed Loans") will be reduced by 25% on each monthly anniversary of the effective date of the Amended Credit Facility (the "Effective Date").

  The initial amount of Committed Loans will be determined on the Effective Date and may be borrowed on or after the Effective Date and prior to September 1, 1998. New Term Loans in excess of Committed Loans may be borrowed at any time after the Effective Date provided that the total New Term Loans cannot exceed $200 million before January 1, 1999. Further, to the extent that the New Term Loans exceed $200 million, at least $275 million must be outstanding under the Revolving Facility on the date the New Term Loans are incurred.

  Committed Loans will bear interest, at the Company's option, at either a prime rate plus 1.75% or the Eurodollar Plus Rate (as defined in the Credit Facility) plus 2.75%. New Term Loans that are not Committed Loans will bear interest at rates to be agreed upon.

  The New Term Loans will mature on December 31, 2003, subject to maximum principal amortization of 1% the initially funded amounts in each of the years 1999 through 2002 and payment of the balance due in four equal quarterly payments in 2003.

 The obligations of the Company and its subsidiaries under the New Term Loans will be secured on a pari passu basis by way of a perfected first priority security interest in the assets securing the existing Credit Facility. All mandatory or voluntary prepayments under the Amended Credit Facility will be applied first on a pro rata basis to the Converted Term Loan and the New Term Loans and after such loans have been repaid to the Revolving Facility. Availability under the Converted Facilities and the New Term Loans, as well as the covenants and events of default, will remain on substantially the same basis as under the Credit Facility.

  The Company is currently in the process of seeking to raise approximately $200 of gross proceeds in an offering of senior subordinated notes (the "Notes"). The Notes are expected to mature in 2008, pay interest semiannually in cash, be redeemable by the Company after five years from the date of their issuance, be unsecured, and be subordinated to the Credit Facility (and if established, the Amended Credit Facility). The Company intends to use a portion of the proceeds from the offering of the Notes to reduce revolving loans under the Credit Facility (or the Amended Credit Facility) and to use the remainder to expand its business by developing additional extended stay lodging facilities and for other general corporate purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

  The information appearing under the caption "Election of Directors to ESA's Board of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 1998 (the "Proxy Statement"), is incorporated herein by reference.

EXECUTIVE OFFICERS

  Set forth below are the names of the executive officers of the Company and its subsidiaries, their ages at December 31, 1997, the positions they hold with the Company or its subsidiaries, and summaries of their business experience. Executive officers of the Company are elected by and serve at the discretion of the Board of Directors of the Company.

                NAME           AGE POSITION
                ----           --- --------
      H. Wayne Huizenga*......  60 Chairman of the Board of Directors
      George D. Johnson, Jr.*.  55 President, Chief Executive Officer, and
                                   Director
      Robert A. Brannon.......  47 Senior Vice President, Chief Financial
                                   Officer, Secretary and Treasurer
      Jay S. Witzel...........  50 President and Chief Operating Officer of ESA
                                   Management

--------
*  Member of Executive Committee of the Board of Directors

  H. Wayne Huizenga became a director of the Company in August 1995 and serves as Chairman of its Board of Directors. Mr. Huizenga also has been Chairman of the Board of Directors of Republic Industries, Inc. ("Republic"), a diversified company with operations in the automotive and solid waste industries, since August 1995. Mr. Huizenga served as Chief Executive Officer of Republic from August 1995 until October 1996 and has served as Co-Chief Executive Officer of Republic since October 1996. Since September 1996, Mr. Huizenga has been Chairman of the Board of Florida Panthers Holdings, Inc. ("FPHI"), a sports, entertainment, and leisure company which owns and operates the Florida Panthers professional sports franchise and certain resort and other facilities. Mr. Huizenga served as the Vice Chairman of Viacom, Inc. ("Viacom"), a diversified media and entertainment company, from September 1994 until October 1995. Mr. Huizenga also served as the Chairman of the Board of Blockbuster Entertainment Group, a division of Viacom, from September 1994 until October 1995. From April 1987 through September 1994, Mr. Huizenga served as the Chairman of the Board and Chief Executive Officer of Blockbuster Entertainment Corporation ("Blockbuster"), during which time he helped build Blockbuster from a 19-store chain into the world's largest video and music retailer. In September 1994, Blockbuster merged into Viacom. In 1971, Mr. Huizenga co-founded Waste Management, Inc. ("WMX"), which he helped build into the world's largest integrated environmental services company, and he served in various capacities, including the President, the Chief Operating Officer and a director from its inception until 1984. Mr. Huizenga also owns or controls the Miami Dolphins and Florida Marlins professional sports franchises, as well as Pro Player Stadium, in South Florida.

  George D. Johnson, Jr. has been President, Chief Executive Officer, and a director of the Company since January 1995. He is responsible for all aspects of development, operation, marketing, and personnel of the

Company. Mr. Johnson is the former President of the Consumer Products Division of Blockbuster Entertainment Group, a division of Viacom. In this position he was responsible for all U. S. video and music stores. Mr. Johnson has over 30 years of experience developing and managing various businesses. He was formerly the managing general partner of WJB Video, the largest Blockbuster franchisee which developed over 200 video stores prior to a merger with Blockbuster in 1993. Mr. Johnson is currently the Chairman of the Board of Directors of RTO Inc. ("RTO"), which operates 267 rental-purchase stores in 16 states. RTO expects to consummate a merger with Alrenco, Inc. ("Alrenco"), a publicly-traded operator of rental-purchase stores, shortly after that merger is approved by the stockholders of RTO and Alrenco at a meeting scheduled for February 26, 1998. Upon consummation of that merger, Mr. Johnson will become Chairman of the Board of Directors of Alrenco. Mr. Johnson also is the managing general partner of American Storage Limited Partnership, a chain of 25 self-storage facilities located in the Carolinas and Georgia. He formerly served as a director of Viacom and currently serves on the board of directors of Republic, FPHI, and Duke Energy Corporation. He has been the Chairman of the Board of Directors of Johnson Development Associates, Inc. since its founding in 1986. Johnson Development Associates, Inc. is a real estate management, leasing, and development company controlling approximately two million square feet of commercial, retail, and industrial property located in the Carolinas and Georgia which are owned by various partnerships controlled by Mr. Johnson and his brother, Stewart H. Johnson. Mr. Johnson practiced law in Spartanburg, South Carolina from 1967 until 1986 and served three terms in the South Carolina House of Representatives.

  Robert A. Brannon has been Chief Financial Officer of the Company since February 1995 and Senior Vice President, Secretary, and Treasurer since August 1995. He is responsible for overseeing accounting procedures and controls, along with financial reporting and cash management. Prior thereto, he served as Vice President-Finance for the Domestic Home Video division of the Blockbuster Entertainment Group, where he was responsible for financial management and control of over 2,000 video stores. Prior to joining Blockbuster in 1993, Mr. Brannon was Chief Financial Officer for WJB Video and for American Storage Limited Partnership. In those capacities, Mr. Brannon was responsible for the financial aspects of the development of over 200 video stores and 23 self-storage facilities. Prior to his participation in these businesses, Mr. Brannon served as a Certified Public Accountant in various management and staff positions with local and national accounting firms.

  Jay S. Witzel has been President and Chief Operating Officer of ESA Management, Inc. since August 1997. ESA Management, Inc. is a wholly-owned subsidiary of the Company which develops properties and provides management services for all of the lodging facilities owned by the Company and its subsidiaries. In this position, Mr. Witzel is responsible for all aspects of operations and marketing of the Company's brands. Mr. Witzel has over 20 years of experience in managing operations within the hospitality industry. Most recently, Mr. Witzel served as President and Chief Operating Officer of Radisson Hospitality Worldwide, a chain of over 350 hotels. Mr. Witzel began his career in the hospitality industry in 1971 with Hyatt Hotels Corporation and served in progressively more responsible positions with Hyatt and other organizations before joining Radisson in 1987 as Vice-President-Operations.

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

     10.2      Amended and Restated 1995 Stock Option Plan of the Company
     10.5      1995 Stock Option Plan for Non-Employee Directors of the
               Company
     10.8 Amended and Restated 1996 Employee Stock Option Plan of the Company
     10.9(a)   Employment Agreement dated as of March 18, 1996, between
               ESA Development, Inc. and Harold E. Wright
     10.9(b)   Confidential Separation and Release Agreement dated as of
               July 1, 1997 between ESA Management, Inc. and Harold E.
               Wright
     10.15     1997 Stock Option Plan of the Company

(B) REPORTS ON FORM 8-K

  The Company did not file any reports on Form 8-K during the fourth quarter of 1997.

(C) EXHIBITS

  EXHIBIT
  NUMBER                       DESCRIPTION OF EXHIBIT
  -------                      ----------------------
  2.1      Agreement and Plan of Merger dated as of January 16, 1997 by and among the Company, Merger Sub, and Studio Plus (incorpo-
           rated by reference to Exhibit 2.1 to the Company's Current Re-
           port on Form 8-K dated January 16, 1997)
  3.1(a)   Restated Certificate of Incorporation of the Company (incorpo-
           rated by reference to the corresponding exhibit to the
           Company's Registration Statement on Form S-1, Registration No.
           33-98452)
  3.1(b)   Certificate of Amendment of Restated Certificate of Incorpora-
           tion of the Company dated June 4, 1997
  3.1(c)   Conformed copy of Certificate of Incorporation of the Company, as amended
  3.2      Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration State-
           ment on Form S-1, Registration No. 33-98452)
  4.1      Specimen certificate representing shares of Common Stock (in-
           corporated by reference to Exhibit 4.1 to the Company's Regis-
           tration Statement on Form S-1, Registration No. 33-98452)
 10.1      Mortgage Facility, dated October 31, 1995, between the Company and DLJ Mortgage Capital, Inc. (incorporated by reference to
           Exhibit 10.2(b) to the Company's Registration Statement on
           Form S-1, Registration No. 33-98452)

  EXHIBIT
  NUMBER                       DESCRIPTION OF EXHIBIT
  -------                      ----------------------
 10.2      Amended and Restated 1995 Employee Stock Option Plan of the
           Company (incorporated by reference to Exhibit 10.3 to the
           Company's Report on Form 10-Q for the quarter ended March 31,
           1996)
 10.3      Employment Agreement dated as of June 1, 1995 between ESA De-
           velopment, Inc. and Harold E. Wright (incorporated by refer-
           ence to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration No. 33-98452)
 10.4      Stock Option Agreement dated as of June 1, 1995 between ESA
           Development, Inc. and Harold E. Wright (incorporated by refer-
           ence to Exhibit 10.5 to the Company's Registration Statement on Form S-1, Registration No. 33-98452)
 10.5      1995 Stock Option Plan for Non-Employee Directors of the Com-
           pany (incorporated by reference to Exhibit 10.6 to the
           Company's Report on Form 10-Q for the quarter ended March 31,
           1996)
 10.6      Aircraft Dry Lease dated June 12, 1995 between Wyoming Associ-
           ates, Inc. and the Company (incorporated by reference to Ex-
           hibit 10.8 to the Company's Registration Statement on Form S-
           1, Registration No. 33-98452)
 10.7      Aircraft Dry Lease dated June 12, 1995 between Wyoming Associ-
           ates, Inc. and the Company (incorporated by reference to Ex-
           hibit 10.9 to the Company's Registration Statement on Form S-
           1, Registration No. 33-98452)
 10.8      Amended and Restated 1996 Employee Stock Option Plan of the
           Company (incorporated by reference to Exhibit 10.10 to the
           Company's Report on Form 10-Q for the quarter ended March 31,
           1996)
 10.9(a)   Employment Agreement dated as of March 18, 1996 between ESA
           Development, Inc. and Harold E. Wright (incorporated by refer-
           ence to Exhibit 10.11 to the Company's Report on Form 10-Q for
           the quarter ended March 31, 1996)
 10.9(b)   Confidential Separation Agreement and General Release dated as of June 1, 1997 between ESA Management, Inc. and Harold E.
           Wright (incorporated by reference to Exhibit 10.1 to the
           Company's Report on Form 10-Q for the quarter ended June 30,
           1997)
 10.10     Aircraft Dry Lease dated April 5, 1996 between Morgan Corp.
           and the Company (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, Registration
           No. 333-03373)
 10.11     Homestead Motorsports Complex Executive Suite License Agree-
           ment dated February 14, 1996 among The Homestead Motorsports
           Joint Venture, Miami Motorsports Joint Venture, and the Com-
           pany (incorporated by reference to Exhibit 10.13 to the
           Company's Report on Form 10-Q for the quarter ended March 31,
           1996)
 10.12     Joe Robbie Stadium Executive Suite License Agreement dated
           March 18, 1996 between Robbie Stadium Corporation and the Com-
           pany (incorporated by reference to Exhibit 10.14 to the
           Company's Report on Form 10-Q for the quarter ended March 31,
           1996)
 10.13     Credit Facility Agreement dated May 24, 1996 between the Com-
           pany and CS First Boston Mortgage Capital Corporation (incor-
           porated by reference to Exhibit 10.15(b) to the Company's Reg-
           istration Statement on Form S-1, Registration No. 333-03373)
 10.14     Aircraft Dry Lease dated December 28, 1996 between Wyoming As-
           sociates, Inc. and the Company (incorporated by reference to
           Exhibit 10.16 to the Company's Report on Form 10-K for the
           year ended December 31, 1996)
 10.15     1997 Stock Option Plan of the Company (incorporated by refer-
           ence to Exhibit 10.2 to the Company's Report on Form 10-Q for
           the quarter ended June 30, 1997)
 10.18     Credit Agreement dated as September 26, 1997 by and among the
           Company and Morgan Stanley Senior Funding, Inc., as Syndica-
           tion Agent and Arranger, The Industrial Bank of Japan, Limit-
           ed, as Administrative Agent, and various banks (incorporated by reference to Exhibit 10.1 to the Company's Report on Form
           10-Q for the quarter ended September 30, 1997)
 10.19     Sublease Agreement dated as of February 1997 by and between
           Johnson Development Associates and ESA Management, Inc.
 21.1      List of Subsidiaries of the Company
 23.1      Consent of Coopers & Lybrand L.L.P.
 27.1      Financial Data Schedule

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON FEBRUARY 19, 1998.

                                          Extended Stay America, Inc.

                                                 /s/ George D. Johnson, Jr.
                                          By: _________________________________
                                             George D. Johnson, Jr.
                                             President and Chief Executive
                                             Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON FEBRUARY 19, 1998.

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


PRINCIPAL ACCOUNTING OFFICER:

           /s/ Gregory R. Moxley            Vice President--Finance
___________________________________________
             Gregory R. Moxley


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
