Form 10-Q
period 1998-03-31
EXTENDED STAY AMERICA INC
filed 1998-05-15
CIK 1002579

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ______________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended March 31, 1998

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

Yes    X       No
   ----------    --------

    At May 8, 1998, the registrant had issued and outstanding an aggregate of 95,888,570 shares of Common Stock.

                                    PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                          EXTENDED STAY AMERICA, INC.

               Condensed Consolidated Balance Sheets (Unaudited)
                       (In thousands, except share data)


                                            ASSETS
                                            ------

                                                                                               March 31,     December 31,
                                                                                                 1998          1997 (1)
                                                                                              -----------    -------------
Current assets:
   Cash and cash equivalents................................................................   $   38,021      $    3,213
   Accounts receivable......................................................................        4,505           3,651
   Prepaid expenses.........................................................................        7,140           3,869
   Deferred income taxes....................................................................        8,377           6,895
   Other current assets.....................................................................          667           1,430
                                                                                               ----------      ----------
       Total current assets.................................................................       58,710          19,058
Property and equipment, net.................................................................    1,167,307       1,042,177
Deferred loan costs.........................................................................       18,251           8,167
Other assets................................................................................        1,466           1,489
                                                                                               ----------      ----------
                                                                                               $1,245,734      $1,070,891
                                                                                               ==========      ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
   Accounts payable.........................................................................   $   39,444      $   51,309
   Accrued retainage........................................................................       18,796          19,951
   Accrued property taxes...................................................................        5,936           3,417
   Accrued salaries and related expenses....................................................        2,439           2,018
   Other accrued expenses...................................................................       14,950           6,144
                                                                                               ----------      ----------
       Total current liabilities............................................................       81,565          82,839
                                                                                               ----------      ----------
Deferred income taxes.......................................................................       22,178          18,393
                                                                                               ----------      ----------
Long-term debt..............................................................................      300,000         135,000
                                                                                               ----------      ----------

Commitments

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding.............................................................................
   Common stock, $.01 par value, 500,000,000 shares authorized, 95,824,271 and 95,604,208
    shares issued and outstanding, respectively.............................................          958             956
   Additional paid-in capital...............................................................      825,588         823,060
   Retained earnings........................................................................       15,445          10,643
                                                                                               ----------      ----------
       Total stockholders' equity...........................................................      841,991         834,659
                                                                                               ----------      ----------
                                                                                               $1,245,734      $1,070,891
                                                                                               ==========      ==========

(1)  Derived from audited financial statements

     See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

            Condensed Consolidated Statements of Income (Unaudited)
                     (In thousands, except per share data)



                                                                                               Three Months Ended
                                                                                          ---------------------------
                                                                                          March 31,         March 31,
                                                                                            1998              1997
                                                                                          ---------         ---------
Revenue..............................................................................     $  54,231         $  19,763

Property operating expenses..........................................................        26,282            10,180
Corporate operating and property
   management expenses............................................................            9,393             5,755
Depreciation and amortization........................................................         9,430             3,712
       Total costs and expenses                                                              45,105            19,647

Income from operations..............................................................          9,126               116

Interest expense (income), net.......................................................         1,122            (3,987)

Income before income taxes..........................................................          8,004             4,103

Provision for income taxes...........................................................         3,202             1,633

Net income...........................................................................     $   4,802         $   2,470
                                                                                          =========         =========

Net income per common share--Basic and Diluted.......................................     $    0.05         $    0.03
                                                                                          =========         =========

Weighted average shares:
   Basic.........................................................................            95,698            90,641
   Effect of dilutive options....................................................             1,390             2,259
   Diluted.......................................................................            97,088            92,900
                                                                                          =========         =========

     See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (In thousands)

                                                                                    Three Months Ended
                                                                                 -------------------------
                                                                                 March 31,       March 31,
                                                                                   1998            1997
                                                                                 ---------       ---------
Cash flows from operating activities:
 Net income.................................................................     $   4,802       $   2,470
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..........................................         9,430           3,712
     Write-offs and reserve adjustments.....................................           955             704
     Deferred income taxes..................................................         2,903             949
     Changes in operating assets and liabilities............................        (1,130)           (901)
                                                                                 ---------       ---------
      Net cash provided by operating activities.............................        16,960           6,934
                                                                                 ---------       ---------
Cash flows from investing activities:
  Additions to property and equipment.......................................      (139,464)       (103,432)
  Payments for merger costs.................................................                        (1,967)
  Other assets..............................................................            (5)            (86)
                                                                                 ---------       ---------
      Net cash used in investing activities.................................      (139,469)       (105,485)
                                                                                 ---------       ---------
Cash flows from financing activities:
  Proceeds from long-term debt..............................................       200,000
  Repayments of revolving credit facility...................................       (35,000)
  Proceeds from issuance of common stock....................................         2,262         199,729
  Additions to deferred loan costs..........................................        (9,945)        (1,147)
                                                                                 ---------       ---------
      Net cash provided by (used in) financing activities...................       157,317         198,582
                                                                                 ---------       ---------
Increase in cash and cash equivalents.......................................        34,808         100,031
Cash and cash equivalents at beginning of period............................         3,213         224,325
                                                                                 ---------       ---------
Cash and cash equivalents at end of period..................................     $  38,021       $ 324,356
                                                                                 =========       =========

Noncash investing and financing transactions:
  Capitalized or deferred items included in accounts payable and
   accrued liabilities......................................................     $  51,191       $  15,344
                                                                                 =========       =========
  Conversion of amounts due under revolving credit facility to term loan....     $ 100,000       $
                                                                                 =========       =========
  Capitalization of amortized deferred loan costs...........................     $     511       $
                                                                                 =========       =========
Supplemental cash flow disclosures:
  Cash paid for:
    Income taxes............................................................     $   2,533       $     625
                                                                                 =========       =========
    Interest expense, net of amounts capitalized............................     $   1,457       $
                                                                                 =========       =========

    See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998


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

  The condensed consolidated balance sheet data at December 31, 1997 was derived from audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles.

  Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  In April, 1998, the Accounting Standards Executive Committee released Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that start-up costs, including pre-opening and organizational costs be expensed as incurred and is effective for financial statements issued for periods beginning after December 15, 1998. At March 31, 1998, the Company had unamortized pre-opening and organization costs of approximately $1.1 million. Under SOP 98-5, the Company would have reported a reduction of expenses of approximately $206,000 for the three months ended March 31, 1998.

  For the three months ended March 31, 1998 and 1997, the computation of diluted earnings per share does not include approximately 5,803,000 and 247,000 weighted average shares, respectively, of Common Stock represented by outstanding options because the exercise price of the options was greater than the average market price of Common Stock during the period.

  Certain previously reported amounts have been reclassified to conform with the current period's presentation.

NOTE 2 -- INCOME TAXES

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

  Income tax expense for the three-month periods ended March 31, 1998 and 1997 differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent primarily as a result of the impact of state and local income taxes and, in 1997, tax exempt interest income.

NOTE 3 -- LONG-TERM DEBT

  Effective March 10, 1998, the Company issued $200 million Senior Subordinated Notes (the "Notes"). The Notes contain certain redemption features, bear interest at an annual rate of 9.15%, and mature on March 15, 2008. The Notes are uncollateralized and are subordinated to all senior indebtedness of the Company and contain certain covenants for the benefit of the holders of the Notes. These covenants, among other things, restrict in certain circumstances the Company's ability to incur additional indebtedness, pay dividends and make investments and other restricted payments, enter into transactions with 5% stockholders or affiliates, create liens, and sell assets.

  Effective March 10, 1998, the Company amended its existing credit facility (the "Amended Credit Facility"). The Amended Credit Facility provides for up to $350 million in term loans (the "Term Loans") and $350 million in a revolving loan facility (the "Revolving Facility"). The Revolving Facility and up to $150 million of the Term Loans mature December 31, 2002 and bear interest, at the Company's option, at either the Base Rate (as defined) or the Eurodollar rate, plus an applicable margin which will be between .875% and 0% for Base Rate loans and 1.875% and 1% for Eurodollar loans. Up to $200 million of the Term Loans mature December 31, 2003, subject to maximum principal amortization of 1% in each of the years 1999 through 2002 and payment of the balance in four equal quarterly payments in 2003. They will bear interest, at the Company's option, at either the Base Rate plus 1.75% or the Eurodollar plus Rate plus 2.75%. At March 31, 1998, $100 million was borrowed and $600 million remained available and committed under the Amended Credit Facility.

  Availability under the Amended Credit Facility is dependent upon the Company satisfying certain financial ratios of debt and interest compared to property-level EBITDA for qualifying properties, less corporate operating expenses. In no event, however, is availability under the Amended Credit Facility less than $200 million at any time.

  The Amended Credit Facility contains a number of covenants, including, among others, covenants limiting in certain circumstances the ability of the Company and its subsidiaries to incur debt, make investments, pay dividends, prepay other indebtedness, engage in transactions with affiliates, enter into sale-leaseback transactions, create liens, make capital expenditures, acquire or dispose of assets, or engage in mergers or acquisitions. In addition, the Amended Credit Facility contains affirmative covenants, including, among others, covenants requiring maintenance of corporate existence, compliance with laws, maintenance of properties and insurance, and the delivery of financial and other information. The Amended Credit Facility also specifies events of default, including a change of control, and requires the Company to comply with certain financial tests and to maintain certain financial ratios on a consolidated basis. The Company's obligations under the Amended Credit Facility are guaranteed by each of the Company's subsidiaries and are collateralized by a first priority lien on all stock of such subsidiaries owned by the Company and all other current and future assets of the Company and its subsidiaries (other than mortgages on the Company's and its subsidiaries' real property).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  Extended Stay America, Inc. ("ESA"), was organized on January 9, 1995, as a Delaware corporation to develop, own, and manage extended stay lodging facilities. Studio Plus Hotels, Inc. ("SPH") was formed in December 1994 and acquired (through merger and exchange of SPH common stock for partnership interests immediately prior to completion of the SPH initial public offering in June 1995) all of the assets of Studio Plus, Inc. and the SPH predecessor entities, which owned and operated StudioPLUS(TM) extended stay facilities since 1986. The acquisition of the interests of the controlling shareholder or partner and affiliates of the predecessor entities was accounted for as a pooling of interests.

  On April 11, 1997, ESA, ESA Merger Sub, Inc. ("Merger Sub"), a wholly-owned subsidiary of ESA, and SPH consummated a merger pursuant to which SPH was merged with and into Merger Sub (the "Merger") and the 12,557,786 shares of SPH common stock that were outstanding on the closing date were converted into 15,410,915 shares of common stock, par value $.01 per share, of ESA ("Common Stock") and options to purchase 1,072,565 shares of SPH common stock were converted into options to purchase 1,316,252 shares of Common Stock. As a result of the Merger, SPH became a wholly-owned subsidiary of ESA. The accompanying unaudited condensed consolidated financial statements of ESA and SPH (together, the "Company") give effect to the Merger, which has been accounted for as a pooling of interests.

  The Company owns and operates three brands in the extended stay lodging market--StudioPLUS(TM) Deluxe Studios ("StudioPLUS"), EXTENDED STAYAMERICA Efficiency Studios ("EXTENDED STAY"), and Crossland Economy Studios(SM) ("Crossland"), each designed to appeal to different price points below $500 per week. All three brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette; and a bathroom. EXTENDED STAY rooms are designed to compete in the economy category. Crossland guestrooms are typically smaller than EXTENDED STAY rooms and are targeted for the budget category, while StudioPLUS facilities serve the mid-price category and generally feature larger guestrooms, an exercise facility, and a swimming pool.

  The following is a summary of the Company's selected development and operational results for the three months ended March 31, 1998 and 1997.

                                                                 Three Months
                                                                Ended March 31,
                                                                ---------------
                                                                1998       1997
                                                                ----       ----
Total Facilities Open (at Period End).........................   218         93
Total Facilities Developed....................................    33         18
Average Occupancy Rate........................................    68%        65%
Average Weekly Room Rate......................................  $278       $256

  Average occupancy rates are determined by dividing the guestrooms occupied on a daily basis by the total number of guestrooms. Due to the Company's rapid expansion, its overall average occupancy rate has been negatively impacted by the lower occupancy typically experienced during the pre-stabilization period for newly opened facilities. This negative impact on occupancy is expected to diminish as the ratio of new property openings during a period to total properties in operation at the end of the period decreases. Average weekly room rates are determined by dividing room revenue by the number of rooms occupied on a daily basis for the applicable period and multiplying by seven. The average weekly room rates vary from standard room rates due primarily to (i) stays of less than one week, which are charged at a higher nightly rate, (ii) higher weekly rates for rooms which are larger than the standard rooms, and (iii) additional charges for more than one person per room. Future occupancy and room rates may be impacted by a number of factors including the number and geographic location of new facilities as well as the season in which such facilities commence operations.
There can be no assurance that the foregoing occupancy and room rates can be maintained.

  The following is a summary of the Company's development status as of March 31, 1998, by brand. The Company expects to complete the construction of the facilities currently under construction generally within the next twelve months and to commence construction on the majority of the sites under option at various dates in the future. There can be no assurance, however, that the Company will complete the acquisition of the sites under option or, if acquired, commence and complete construction within time periods historically experienced by the Company. The Company's ability to complete development of sites under construction and under option may be materially impacted by various factors including zoning, permitting and environmental issues as well as weather-induced construction delays.

                                                    EXTENDED
                                         Crossland    STAY    StudioPLUS  Total
                                         ---------  --------  ----------  -----
Operating Facilities...................       7        138         73      218
Facilities Under Construction..........      21         37         17       75
Sites Under Option.....................      25         79         58      162

Results of Operations

Property Operations

  The following is a summary of the properties operated during the specified periods and the related average occupancy and weekly room rates:

                                         For the Three Months Ended
                 ----------------------------------------------------------------------
                             March 31, 1998                     March 31, 1997
                 ----------------------------------  ----------------------------------
                              Average     Average                 Average     Average
                 Facilities  Occupancy  Weekly Room  Facilities  Occupancy  Weekly Room
                    Open       Rate        Rate         Open       Rate        Rate
                 ----------  ---------  -----------  ----------  ---------  -----------
Crossland......        7        59%         $190           1        73%         $171
EXTENDED STAY..      138        70           271          54        60           241
StudioPLUS.....       73        62           317          38        76           290
                     ---        --          ----          --        --          ----
  Total........      218        68%         $278          93        65%         $256
                     ===        ==          ====          ==        ==          ====

  Because newly opened properties typically experience lower occupancies during their pre-stabilization period, average occupancy rates are impacted by the ratio of newly opened properties to total properties. A total of 33 properties commenced operations in the first quarter of 1998 compared to 18 which were opened in the first quarter of 1997. The average occupancy rate in the first quarter of 1998 for the 75 properties that were owned and operated by the Company as of December 31, 1996 was 75%. For the EXTENDED STAY brand, occupancy rates increased for the first quarter of 1998 as compared to the first quarter of 1997 primarily due to a decrease in the ratio of newly opened properties to total properties for that brand. Occupancy rates decreased for the StudioPLUS and Crossland brands primarily due to an increase in the number of newly opened properties for each of these brands.

  The increase in overall average weekly room rates for the first quarter of 1998 compared to the first quarter of 1997 reflects the geographic dispersion of properties opened since March 31, 1997 and the higher standard weekly room rates in certain of those markets, in addition to increases in rates charged in previously opened properties. These increases were partially offset by an increase in the percentage of total facilities (as of the end of the quarter) represented by lower priced EXTENDED STAY and Crossland facilities from 59% for 1997 to 67% for 1998. The Company expects that its average weekly room rate will continue to be impacted as EXTENDED STAY and Crossland facilities increase as a percentage of the Company's total facilities. The average weekly room rate for the 75 properties that were owned and operated throughout both periods increased by 1% in the first quarter of 1998.

  The Company recognized total revenues for the first quarter of 1998 and 1997 of $54.2 million and $19.8 million, respectively, an increase of $34.4 million. Approximately $32.3 million of the increased revenue was attributable to properties opened subsequent to December 31, 1996 and approximately $2.1 million was attributable to an increase in revenue for the 75 properties that were owned and operated throughout both periods.

  Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating and property management expenses and depreciation, were $26.3 million (48% of total revenue) for the first quarter of 1998, compared to $10.2 million (52% of total revenue) for the first quarter of 1997. The decrease in property operating expenses as a percentage of total revenue for the first quarter of 1998 as compared to the first quarter of 1997 was primarily a result of a decrease in the ratio of newly opened properties to total properties. As a result of the foregoing, the Company realized property operating margins of 52% and 48% for the first quarter of 1998 and 1997, respectively.

  The provision for depreciation and amortization for the lodging facilities of $9.0 million and $3.5 million for the first quarter of 1998 and 1997, respectively, was provided using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation. The increase in depreciation and amortization for the first quarter of 1998 as compared to the first quarter of 1997 is due to the operation of 125 additional facilities in 1998.

 Corporate Operations

  Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. These expenses consist primarily of personnel expenses, professional and consulting fees, and related travel expenses including costs that are not directly related to a site that will be developed by the Company. The Company incurred corporate operating and property management expenses of $9.4 million (17% of total revenue) and $5.8 million (29% of total revenue) in the first quarter of 1998 and 1997, respectively. The increase in the amount of these expenses for the first quarter of 1998 as compared to 1997 reflects the impact of additional personnel and related expenses in connection with the Company's increased level of operating facilities and site development. Management expects these expenses to increase in total amount but to continue to decline as a percentage of revenue with the development of additional facilities in the future.

  Depreciation and amortization in the amount of $403,000 for the quarter ended March 31, 1998 and $204,000 for the comparable period in 1997 were provided using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of the facilities, including primarily office furniture and equipment.

  The Company realized $4.0 million of interest income during the first quarter of 1997, which was primarily attributable to the investment of funds received from offerings of Common Stock. Approximately $300,000 of interest income was realized in the first quarter of 1998 primarily resulting from the temporary investment of funds drawn under the Company's credit facilities. The Company incurred interest charges of $5.2 million during the first quarter of 1998, $3.8 million of which was capitalized and included in the cost of buildings and improvements.

  The Company recognized income tax expense at estimated annual effective rates of 40% and 39.8% for the first quarter of 1998 and 1997, respectively. Income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes and, in 1997, tax exempt interest income.

Liquidity and Capital Resources

  The Company had cash and cash equivalents of $38.0 million and $3.2 million as of March 31, 1998 and December 31, 1997, respectively. At March 31, 1998, substantially all of the cash balances were invested, utilizing domestic commercial banks and other financial institutions, in short-term commercial paper and other securities having credit ratings of A1/P1 or equivalent. The market value of the securities held approximates the carrying amount. In addition, at March 31, 1998 and December 31, 1997, the Company invested excess funds in an overnight sweep account with a commercial bank which invested in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, the Company did not take possession of the securities, which were instead held by the financial institution. The market value of the securities held pursuant to the agreements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

  During the three months ended March 31, 1998, and 1997 the Company generated cash from operating activities of $17.0 million and $6.9 million, respectively.

  The Company used $139.5 million and $103.4 million to acquire land and develop and furnish a total of 108 and 96 sites, respectively, in the three months ended March 31, 1998 and 1997.

  During the three months ended March 31, 1997, the Company made payments of $2.0 million for costs associated with the Merger.

  On February 6, 1997, the Company completed a private placement of 11.5 million shares of its Common Stock at a purchase price of $17.625 per share, for an aggregate amount of approximately $203 million. Net proceeds received by the Company from that private placement were approximately $198 million. The Company received net proceeds from the exercise of Company stock options totaling $2.3 million and $1.5 million in the three months ended March 31, 1998 and 1997, respectively.

  Effective September 26, 1997, the Company executed an agreement with various banks establishing a revolving credit facility (the "Credit Facility") for $500 million to be used for general corporate purposes, including the construction and acquisition of extended stay hotel properties. The Credit Facility had a maturity of December 31, 2002. Upon execution of the agreement establishing the Credit Facility, the Company terminated two mortgage loan facilities, which provided for an aggregate of $400 million in available mortgage loans.

  On March 10, 1998 (the "Effective Date"), the Company amended the Credit Facility (the "Amended Credit Facility"). The Amended Credit Facility converted $150 million of the amounts available under the Credit Facility into a term loan facility (the "Converted Term Loans"), with the $350 million balance of the amounts available under the Credit Facility remaining as a revolving loan facility (the "Revolving Facility" and, together with the Converted Term Loans, the "Converted Facilities"). With respect to the Converted Term Loans, $100 million was drawn on the Effective Date and the balance may be drawn no later than July 31, 1998.

  The Amended Credit Facility also provides for up to $300 million in additional term loans (the "Additional Term Loans"), $200 million of which were committed as of the Effective Date. The amount of that commitment may be reduced on each monthly anniversary of the Effective Date if certain amounts are not drawn. The loans drawn pursuant to the commitment must be borrowed prior to July 10, 1998 (as drawn, the "Committed Loans"). Additional Term Loans in excess of Committed Loans may be borrowed at any time after the Effective Date, provided that the total Additional Term Loans cannot exceed $200 million before January 1, 1999. Further, to the extent that the Additional Term Loans exceed $200 million, at least $275 million must be outstanding under the Revolving Facility on the date the Additional Term Loans are incurred.

  The Company is required to repay indebtedness outstanding under the Amended Credit Facility with the net cash proceeds from certain sales of assets, from issuances of debt or equity by the Company, and from insurance recovery events (subject to certain reinvestment rights). The Company is also required to repay indebtedness outstanding under the Amended Credit Facility annually in an amount equal to 50% of the Company's excess cash flow (as defined).

  Amounts drawn under the Converted Facilities bear interest, at the Company's option, at either the Base Rate (as defined) or the Eurodollar rate, plus an applicable margin. The applicable margin is an annual rate which fluctuates based on the Company's ratio of consolidated debt to consolidated EBITDA and which will be between .875% and 0% for Base Rate loans and 1.875% and 1% for Eurodollar loans.

  Committed Loans will bear interest, at the Company's option, at either the Base Rate plus 1.75% or the Eurodollar Plus Rate plus 2.75%. Additional Term Loans that are not Committed Loans will bear interest at rates to be agreed upon.

  The Converted Facilities mature on December 31, 2002. Additional Term Loans will mature no earlier than December 31, 2003, subject to maximum principal amortization of 1% of the initially funded amounts in each of the years 1999 through 2002 and payment of the balance due in four equal quarterly payments in 2003.

  Availability under the Amended Credit Facility is dependent upon the Company satisfying certain financial ratios of debt and interest compared to property-level EBITDA for qualifying properties, less corporate operating expenses. In no event, however, is availability under the Amended Credit Facility less than $200 million at any time.

  The Company's obligations under the Converted Facilities are guaranteed by each of the Company's subsidiaries (the "Guarantors") and are collateralized by a first priority lien on all stock owned by the Company and the Guarantors and all other current and future assets of the Company and the Guarantors (other than mortgages on the Company's and the Guarantors' real property). The obligations of the Company and the Guarantors under the Additional Term Loans are collateralized on a pari passu basis by way of perfected first priority security interest in the assets securing the Converted Facilities.

  The Amended Credit Facility contains a number of covenants, including, among others, covenants limiting in certain circumstances the ability of the Company and its subsidiaries to incur debt, make investments, pay dividends, prepay other indebtedness, engage in transactions with affiliates, enter into sale-leaseback transactions, create liens, make capital expenditures, acquire or dispose of assets, or engage in mergers or acquisitions. In addition, the Amended Credit Facility contains affirmative covenants, including, among others, covenants requiring maintenance of corporate existence, compliance with laws, maintenance of properties and insurance, and the delivery of financial and other information. The Amended Credit Facility also specifies events of default, including a change of control, and requires the Company to comply with certain financial tests and to maintain certain financial ratios on a consolidated basis.

  As of March 31, 1998, $100 million was borrowed and $600 million remained available and committed under the Amended Credit Facility.

  In addition, effective March 10, 1998, the Company issued $200 million Senior Subordinated Notes, (the "Notes"). The Notes bear interest at an annual rate of 9.15%, payable semiannually on March 15 and September 15 of each year, commencing September 15, 1998, and mature on March 15, 2008. The Notes are redeemable, in whole or in part, any time on or after March 15, 2003, initially at 104.575% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on or after March 15, 2006. Additionally, at any time prior to March 15, 2001, the Company may redeem up to 35% of the principal amount of the Notes with the proceeds of one or more public equity offerings by the Company of its Common Stock, at a redemption price of 109.15% of their principal amount, plus accrued interest, provided that at least $130 million aggregate principal amount of Notes remains outstanding after each such redemption.

  The Notes are uncollateralized and are subordinated to all senior indebtedness of the Company and contain certain covenants for the benefit of the holders of the Notes. These covenants, among other things, restrict in certain circumstances the Company's ability to incur additional indebtedness, pay dividends and make investments and other restricted payments, enter into transactions with 5% stockholders or affiliates, create liens, and sell assets.

  In connection with the Amended Credit Facility and the Notes, the Company incurred additions to deferred loan costs of $9.9 million during the three months ended March 31, 1998.

  The Company expects to continue to rapidly expand its operations. The Company had commitments to complete construction of additional extended stay properties with a total cost of approximately $392 million at March 31, 1998. The Company believes that the remaining availability under the Amended Credit Facility, together with cash on hand and cash flows from operations, will provide sufficient funds for the Company to develop the properties currently planned to open in 1998 and to fund its operating expenses through 1998. The Company expects it will require additional funding to continue its expansion beyond the planned openings. The timing and amount of financing needed will depend on a number of factors, including the number of properties the Company constructs or acquires, the timing of such development, and the cash flow generated by its properties. In the event that the capital markets provide favorable opportunities, the Company's plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company's growth and operations, or if the Company consummates acquisitions, the Company may seek additional capital sooner than currently anticipated. Sources of financing may include public or private debt or equity financing. There can be no assurance that such additional financing will be available to the Company or, if available, that it can be obtained on acceptable terms or within the limitations contained in the Company's financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development and expansion plans and expenditures and could have a material adverse effect on the Company.

Impact of the Year 2000 Issue and Accounting Releases

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

  In April 1998, the Accounting Standards Executive Committee released Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that start-up costs, including pre-opening and organizational costs be expensed as incurred and is effective for financial statements issued for periods beginning after December 15, 1998. At March 31, 1998, the Company had unamortized pre-opening and organization costs of approximately $1.1 million. Under SOP 98-5, the Company would have reported a reduction of expenses of approximately $206,000 for the three months ended March 31, 1998.

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

Special Note on Forward-Looking Statements

  Certain statements in this Form 10-Q constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the Company's limited operating history and uncertainty as to the Company's future profitability; the ability to meet construction and development schedules and budgets; the ability to develop and implement operational and financial systems to manage rapidly growing operations; the uncertainty as to the consumer demand for extended stay lodging; increasing competition in the extended stay lodging market; the ability to integrate and successfully operate acquired properties and the risks associated with such properties; the ability to obtain financing on acceptable terms to finance the Company's growth strategy; the ability of the Company to operate within the limitations imposed by financing arrangements; and general economic conditions as they may impact the overall lodging industry. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

                                    PART II

                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       Exhibit
       Number                    Description of Exhibit
       ------                    ----------------------

       10.1 Credit Agreement, dated as of September 26, 1997 and Amended and Restated as of March 10, 1998, by and among the Company and Morgan Stanley Senior Funding, Inc., as Syndication Agent and Arranger, The Industrial Bank of Japan, Limited, as Administrative Agent, and various banks

       27.1   Financial Data Schedule (for EDGAR filings only)

(b)  Reports on Form 8-K

  The Company filed a report on Form 8-K dated February 20, 1998, relating to the intent to commence an offering of $200 million of Senior Subordinated Notes.

  The Company filed a report on Form 8-K dated March 10, 1998, announcing the completion of the private placement of $200 million of 9.15% Senior Subordinated Notes Due 2008.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 1998.

                                            EXTENDED STAY AMERICA, INC.

                                              /s/ Robert A. Brannon
                                            ---------------------------------
                                                  Robert A. Brannon
                                                  Senior Vice President,
                                                  Chief Financial Officer,
                                                  Secretary, and Treasurer
                                                  (Principal Financial Officer)


                                              /s/ Gregory R. Moxley
                                            ---------------------------------
                                                  Gregory R. Moxley
                                                  Vice President Finance
                                                  (Principal Accounting Officer)

                          EXTENDED STAY AMERICA, INC.
                          ---------------------------

                                 Exhibit Index
                                 -------------


Exhibit
Number                            Description of Exhibit
------                            ----------------------

10.1 Credit Agreement, dated as of September 26, 1997 and Amended and Restated as of March 10, 1998, by and among the Company and Morgan Stanley Senior Funding, Inc., as Syndication Agent and Arranger, The Industrial Bank of Japan, Limited, as Administrative Agent, and various banks

27.1       Financial Data Schedule (for EDGAR filings only)