Form 10-Q
period 1998-06-30
EXTENDED STAY AMERICA INC
filed 1998-08-14
CIK 1002579

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ______________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended June 30, 1998

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

  At July 31, 1998, the registrant had issued and outstanding an aggregate of 96,060,458 shares of Common Stock.

                                     PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                          EXTENDED STAY AMERICA, INC.

               Condensed Consolidated Balance Sheets (Unaudited)
                       (In thousands, except share data)

                       ASSETS
                       ------
                                                         June  30,  December 31
                                                            1998      1997(1)
                                                         ---------- -----------
Current assets:
 Cash and cash equivalents.............................  $   64,651  $    3,213
 Accounts receivable...................................       6,348       3,651
 Prepaid expenses......................................       4,861       3,869
 Deferred income taxes.................................       3,508       6,895
 Other current assets..................................         630         866
                                                         ----------  ----------
     Total current assets..............................      79,998      18,494
Property and equipment, net............................   1,332,077   1,042,741
Deferred loan costs....................................      17,414       8,167
Other assets...........................................       1,544       1,489
                                                         ----------  ----------
                                                         $1,431,033  $1,070,891
                                                         ==========  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

Current liabilities:
 Accounts payable......................................  $   50,445  $   51,309
 Accrued retainage.....................................      18,605      19,951
 Accrued property taxes................................       9,362       3,417
 Accrued interest......................................       7,897         356
 Accrued salaries and related expenses.................       2,387       2,707
 Other accrued expenses................................      15,617       5,099
                                                         ----------  ----------
     Total current liabilities.........................     104,313      82,839
                                                         ----------  ----------
Deferred income taxes..................................      22,408      18,393
                                                         ----------  ----------
Long-term debt.........................................     450,000     135,000
                                                         ----------  ----------

Commitments

Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares
  authorized; no shares issued and outstanding.........
 Common stock, $.01 par value, 500,000,000 shares
  authorized; 96,045,476 and 95,604,208 shares issued
  and outstanding, respectively........................         960         956
 Additional paid-in capital............................     827,792     823,060
 Retained earnings.....................................      25,560      10,643
                                                         ----------  ----------
     Total stockholders' equity........................     854,312     834,659
                                                         ----------  ----------
                                                         $1,431,033  $1,070,891
                                                         ==========  ==========

--------
(1)  Derived from audited financial statements


     See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

            Condensed Consolidated Statements of Income (Unaudited)
                     (In thousands, except per share data)

                                        Three Months Ended    Six Months Ended
                                        ------------------   ------------------
                                        June 30,  June 30,   June 30,  June 30,
                                          1998      1997       1998      1997
                                        --------  --------   --------  --------

Revenue...............................   $70,044  $ 29,028   $124,274  $ 48,791
                                         -------  --------   --------  --------
Property operating expenses...........    28,893    12,307     55,175    22,487
Corporate operating and property
 management expenses..................     9,715     6,989     19,108    12,744
Merger, financing and other charges...              19,895               19,895
Depreciation and amortization.........    10,015     4,358     19,445     8,070
                                         -------  --------   --------  --------
    Total costs and expenses..........    48,623    43,549     93,728    63,196
                                         -------  --------   --------  --------
Income (loss) from operations.........    21,421   (14,521)    30,546   (14,405)
Interest expense (income), net........     4,561    (3,447)     5,682    (7,434)
                                         -------  --------   --------  --------
Income (loss) before income taxes.....    16,860   (11,074)    24,864    (6,971)
Provision (benefit) for income taxes..     6,744    (1,981)     9,946      (348)
                                         -------  --------   --------  --------
Net income (loss).....................   $10,116  $ (9,093)  $ 14,918  $ (6,623)
                                         =======  ========   ========  ========
Net income (loss) per common share:
 Basic................................     $0.11    $(0.10)     $0.16    $(0.07)
                                         =======  ========   ========  ========
 Diluted..............................     $0.10    $(0.10)     $0.15    $(0.07)
                                         =======  ========   ========  ========
Weighted average shares:
 Basic................................    95,897    95,306     95,798    92,991
 Effect of dilutive options...........     1,221                1,303
                                         -------             --------
 Diluted..............................    97,118    95,306     97,101    92,991
                                         =======  ========   ========  ========

     See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                          Six Months Ended
                                                                       ---------------------
                                                                        June 30,    June 30,
                                                                          1998        1997
                                                                       ---------   ---------
Cash flows from operating activities:
 Net income (loss)...................................................  $  14,918   $  (6,623)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization.....................................     19,445       8,070
   Merger expenses...................................................                    938
   Deferred loan costs...............................................        837       9,667
   Write-offs and reserve adjustments................................      1,691       1,970
   Deferred income taxes.............................................      3,791       2,974
   Changes in operating assets and liabilities.......................     (3,688)     (2,965)
                                                                       ---------   ---------
     Net cash provided by operating activities.......................     36,994      14,031
                                                                       ---------   ---------
Cash flows from investing activities:
 Additions to property and equipment.................................   (284,200)   (262,248)
 Other assets........................................................        (55)       (244)
                                                                       ---------   ---------
     Net cash used in investing activities...........................   (284,255)   (262,492)
                                                                       ---------   ---------
Cash flows from financing activities:
 Proceeds from long-term debt........................................    343,500
 Repayments of revolving credit facility.............................    (28,500)
 Proceeds from issuance of common stock..............................      4,185     199,282
 Additions to deferred loan costs....................................    (10,486)       (148)
                                                                       ---------   ---------
     Net cash provided by financing activities.......................    308,699     199,134
                                                                       ---------   ---------
Increase (decrease) in cash and cash equivalents.....................     61,438     (49,327)
Cash and cash equivalents at beginning of period.....................      3,213     224,325
                                                                       ---------   ---------
Cash and cash equivalents at end of period...........................  $  64,651   $ 174,998
                                                                       =========   =========

Noncash investing and financing transactions:
 Capitalized or deferred items included in accounts payable
  and accrued liabilities............................................  $  67,358   $  25,410
                                                                       =========   =========
 Conversion of amounts due under revolving credit facility
  to term loan.......................................................  $ 100,000   $
                                                                       =========   =========
 Capitalization of amortized deferred loan costs.....................  $     511   $
                                                                       =========   =========
Supplemental cash flow disclosures:
 Cash paid for:
  Income taxes, net of refunds of $411 in 1998.......................  $   2,663   $   1,000
                                                                       =========   =========
  Interest expense, net of amounts capitalized.......................  $   7,056   $
                                                                       =========   =========

     See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998


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

     Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     In April, 1998, the Accounting Standards Executive Committee released Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that start-up costs, including pre-opening and organizational costs be expensed as incurred and is effective for financial statements issued for periods beginning after December 15, 1998. At June 30, 1998, the Company had unamortized pre-opening and organization costs of approximately $1.1 million. Under SOP 98-5, the Company would have reported a reduction of expenses of approximately $213,000 for the six months ended June 30, 1998.

     For the six months ended June 30, 1998 and 1997, the computation of diluted earnings per share does not include approximately 6,187,000 and 3,126,000 weighted average shares, respectively, of Common Stock represented by outstanding options because the exercise price of the options was greater than the average market price of Common Stock during the period.

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

     Income tax expense for the three-month and six-month periods ended June 30, 1998 differed from the amounts computed by applying the U.S. Federal income tax rate of 35 % primarily as a result of the impact of state and local income taxes. The benefit from income taxes for the three-month and six-month period ended June 30, 1997 differed from the amounts computed by applying the U.S. Federal income tax rate of 35% primarily as a result of the impact of nondeductible expenses associated with the Merger and state and local taxes.

NOTE 3 -- LONG-TERM DEBT

     Effective March 10, 1998, the Company issued $200 million Senior Subordinated Notes (the "Notes"). The Notes contain certain redemption features, bear interest at an annual rate of 9.15% and mature on March 15, 2008. The Notes are uncollateralized and are subordinated to all senior indebtedness of the Company and contain certain covenants for the benefit of the holders of the Notes. These convenants, among other things, restrict under certain circumstances the Company's ability to incur additional indebtedness, pay dividends and make investments and other restricted payments, enter into transactions with 5% stockholders or affiliates, create liens, and sell assets.

     Effective March 10, 1998, the Company amended its existing credit facility ("the Amended Credit Facility"). The Amended Credit Facility provides for up to $350 million in term loans (the "Term Loans") and $350 million in a revolving loan facility (the "Revolving Facility"). The Revolving Facility and up to $150 million of the Term Loans mature December 31, 2002 and bear interest, at the Company's option, at either the Base Rate (as defined) or the Eurodollar rate, plus an applicable margin which will be between .875% and 0% for Base Rate loans and 1.875% and 1% for Eurodollar loans. Up to $200 million of the Term Loans mature December 31, 2003, subject to maximum principal amortization of 1% in each of the years 1999 through 2002 and payment of the balance in four equal quarterly payments in 2003, and bear interest, at the Company's option, at either the Base Rate plus 1.75% or the Eurodollar rate plus 2.75%. At June 30, 1998, $250 million was borrowed and $450 million remained available and committed under the Amended Credit Facility.

     Availability under the Amended Credit Facility is dependent upon the Company satisfying certain financial ratios of debt and interest compared to earnings before interest, taxes, depreciation and amortization, with such amounts being calculated pursuant to definitions contained in the Amended Credit Facility. In no event, however, is availability under the Amended Credit Facility less than $200 million at any time.

     The Amended Credit Facility contains a number of covenants, including, among others, covenants limiting under certain circumstances the ability of the Company and its subsidiaries to incur debt, make investments, pay dividends, prepay other indebtedness, engage in transactions with affiliates, enter into sale-leaseback transactions, create liens, make capital expenditures, acquire or dispose of assets, or engage in mergers or acquisitions. In addition, the Amended Credit Facility contains affirmative covenants, including, among others, covenants requiring maintenance of corporate existence, compliance with laws, maintenance of properties and insurance, and the delivery of financial and other information. The Amended Credit Facility also specifies events of default, including a change of control, and requires the Company to comply with certain financial tests and to maintain certain financial ratios on a consolidated basis. The Company's obligations under the Amended Credit Facility are guaranteed by each of the Company's subsidiaries and are collateralized by a first priority lien on all stock of such subsidiaries owned by the Company and all other current and future assets of the Company and its subsidiaries (other than mortgages on the Company's and its subsidiaries' real property).

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

     On April 11, 1997, ESA, ESA Merger Sub, Inc. ("Merger Sub"), a wholly-owned subsidiary of ESA, and SPH consummated a merger pursuant to which SPH was merged with and into Merger Sub (the "Merger") and the 12,557,786 shares of SPH common stock that were outstanding on the closing date were converted into 15,410,915 shares of common stock, par value $.01 per share, of ESA ("Common Stock") and options to purchase 1,072,565 shares of SPH common stock were converted into options to purchase 1,316,252 shares of Common Stock. The Merger was accounted for using the pooling of interests method of accounting. The accompanying unaudited condensed consolidated financial statements of ESA and SPH (together, the "Company") give effect to the Merger as if it had been consummated at the beginning of the periods presented.

     The Company owns and operates three brands in the extended stay lodging market--StudioPLUS/TM/ Deluxe Studios (''StudioPLUS''), EXTENDED STAYAMERICA Efficiency Studios (''EXTENDED STAY''), and Crossland Economy Studios/SM/ (''Crossland''), each designed to appeal to different price points below $500 per week. All three brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette; and a bathroom. EXTENDED STAY rooms are designed to compete in the economy category. Crossland guestrooms are typically smaller than EXTENDED STAY rooms and are targeted for the budget category, while StudioPLUS facilities serve the mid-price category and generally feature larger guestrooms, an exercise facility, and a swimming pool.

     The following is a summary of the Company's selected development and operational results for the three months and six months ended June 30, 1998 and 1997.

                                             Three Months        Six Months
                                            Ended June 30,     Ended June 30,
                                           ----------------   ----------------
                                             1998     1997      1998     1997
                                            ------   ------    ------   ------
Total Facilities Open (at Period End)....     239      116       239      116
Total Facilities Developed...............      21       23        54       41
Average Occupancy Rate...................      76%      78%       72%      72%
Average Weekly Room Rate.................   $ 288    $ 264     $ 284    $ 261

     Average occupancy rates are determined by dividing the guestrooms occupied on a daily basis by the total number of guestrooms. Due to the Company's rapid expansion, its overall average occupancy rate has been negatively impacted by the lower occupancy typically experienced during the pre-stabilization period for newly opened facilities. This negative impact on overall average occupancy is expected to diminish as the ratio of newly opened facilities to total facilities in operation at the end of the period decreases. Average weekly room rates are determined by dividing room revenue by the number of rooms occupied on a daily basis for the applicable period and multiplying by seven. The average weekly room rates vary from standard room rates due primarily to (i) stays of less than one week, which are charged at a higher nightly rate, (ii) higher weekly rates for rooms which are larger than the standard rooms, and (iii) additional charges for more than one person per room. Future occupancy and room rates may be impacted by a number of factors including the number and geographic location of new facilities as well as the season in which such facilities commence operations. There can be no assurance that the foregoing occupancy and room rates can be maintained.

     The following is a summary of the Company's development status as of June 30, 1998, by brand. The Company expects to complete the construction of the facilities currently under construction generally within the next twelve months and, subject to obtaining adequate financing, to commence construction on the majority of the sites under option at various dates in the future. There can be no assurance, however, that the Company will obtain adequate financing, complete the acquisition of the sites under option, or, if acquired, commence and complete construction within time periods historically experienced by the Company. The Company's ability to complete development of sites under construction and under option may be materially impacted by various factors including zoning, permitting and environmental issues as well as weather-induced construction delays.

                                                EXTENDED
                                    Crossland     STAY     StudioPLUS   Total
                                    ---------   --------   ----------   -----
Operating Facilities..............     14         148          77        239
Facilities Under Construction.....     24          53          19         96
Sites Under Option................     11          84          51        146

Results of Operations

  For the Three Months Ended June 30, 1998 and 1997

  Property Operations

     The following is a summary of the properties operated during the specified periods and the related average occupancy and weekly room rates:

                                            For the Three Months Ended
                 --------------------------------------------------------------------------------
                              June 30, 1998                             June 30, 1997
                 ---------------------------------------     ------------------------------------
                               Average         Average                     Average      Average
                 Facilities   Occupancy      Weekly Room     Facilities   Occupancy   Weekly Room
                    Open         Rate           Rate            Open         Rate        Rate
                 ----------   ------------   -----------     ----------   ---------   -----------
Crossland......      14           61%           $194              1           97%        $180
EXTENDED STAY..     148           77             283             74           76          249
StudioPLUS.....      77           77             319             41           84          308
                    ---           --            ----            ---           --         ----
  Total........     239           76%           $288            116           78%        $264
                    ===           ==            ====            ===           ==         ====

     Because newly opened properties typically experience lower occupancies during their pre-stabilization period, average occupancy rates are impacted by the ratio of newly opened properties to total properties. For the EXTENDED STAY brand, occupancy rates increased for the second quarter of 1998 as compared to the second quarter of 1997 primarily due to a decrease in the ratio of newly opened properties to total properties for that brand. Occupancy rates decreased for the Crossland and StudioPLUS brands primarily due to an increase in the number of newly opened properties for these brands. The average occupancy rate in the second quarter of 1998 for the 93 properties that were owned and operated by the Company as of March 31, 1997 was 84%.

     The increase in overall average weekly room rates for the second quarter of 1998 as compared to the second quarter of 1997 reflects the geographic dispersion of properties opened since June 30, 1997 and the higher standard weekly room rates in certain of those markets, in addition to increases in rates charged at previously opened properties. These increases were partially offset by an increase in the percentage of total facilities (as of the end of the quarter) represented by lower priced EXTENDED STAY and Crossland facilities from 65% for 1997 to 68% for 1998. The Company expects that its average weekly room rate will continue to be impacted as EXTENDED STAY and Crossland facilities increase as a percentage of the Company's total facilities. The average weekly room rate for the 93 properties that were owned and operated throughout both periods increased by 2% in the second quarter of 1998.

     The Company recognized total revenues for the three months ended June 30, 1998 and 1997 of $70.0 million and $29.0 million, respectively, an increase of $41.0 million. Approximately $39.5 million of the increased revenue was attributable to properties opened subsequent to March 31, 1997 and approximately $1.5 million was attributable to an increase in revenue for the 93 properties that were owned and operated throughout both periods.

     Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating and property management expenses, depreciation or interest were $28.9 million (41% of total revenue) for the second quarter of 1998, compared to $12.3 million (42% of total revenue) for the second quarter of 1997. The decrease in property operating expenses as a percentage of total revenue for the second quarter of 1998 as compared to the second quarter of 1997 was primarily a result of a decrease in the ratio of newly opened properties to total properties. As a result of the foregoing, the Company realized property operating margins of 59% and 58% for the second quarter of 1998 and 1997, respectively.

     The provision for depreciation and amortization for the lodging facilities of $9.7 million and $4.1 million for the second quarter of 1998 and 1997, respectively, was provided using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation. The increase in depreciation and amortization for the second quarter of 1998 as compared to the second quarter of 1997 is due to the operation of 123 additional facilities in 1998.

  Corporate Operations

     Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. These expenses consist primarily of personnel expenses, professional and consulting fees, and related travel expenses including costs that are not directly related to a site that will be developed by the Company. The Company incurred corporate operating and property management expenses of $9.7 million (14% of total revenue) and $7.0 million (24% of total revenue) in the second quarter of 1998 and 1997, respectively. The increase in the amount of these expenses for the second quarter of 1998 as compared to 1997 reflects the impact of additional personnel and related expenses in connection with the Company's increased level of operating facilities and site development. Management expects these expenses to increase in total amount but to continue to decline as a percentage of revenue with the development of additional facilities in the future.

     Depreciation and amortization in the amount of $324,000 and $213,000 for the second quarter of 1998 and 1997, respectively, were provided using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of the facilities, including primarily office furniture and equipment.

     The Company realized $3.4 million of interest income during the second quarter of 1997, which was primarily attributable to the investment of funds received from an offering of Common Stock. Approximately $1.0 million of interest income was realized in the second quarter of 1998 primarily resulting from the temporary investment of funds drawn under the Company's credit facilities. The Company incurred interest charges of $9.7 million during the second quarter of 1998, $4.1 million of which was capitalized and included in the cost of buildings and improvements.

     The Company recognized income tax expense of $6.7 million and an income tax benefit of $2.0 million for the second quarter of 1998 and 1997, respectively. Income tax expense or benefit for these periods differs from the federal income tax rate of 35% primarily due to state and local income taxes and, in 1997, due to permanent tax differences relating to non-deductible merger expenses.

  Merger, Financing, and Other Charges

     During the three months ended June 30, 1997, the Company recorded merger, financing, and other charges totaling $19.9 million. These one-time, pre-tax charges consisted of (i) $9.7 million of merger expenses and costs associated with the integration of SPH's operations following the Merger, (ii) the write-off of $9.7 million of deferred costs associated with the Company's $400 million mortgage facilities which were terminated upon execution of a revolving credit agreement with various banks, and (iii) a charge of $500,000 in connection with moving the listing of the Company's Common Stock to the New York Stock Exchange, Inc. from the Nasdaq National Market. Management believes that these charges are non-recurring in nature and will not affect the future results of operations.

  For the Six Months Ended June 30, 1998 and 1997

  Property Operations

     The following is a summary of the properties operated during the specified periods and the related average occupancy and weekly room rates:

                                                   For the Six Months Ended
                      ----------------------------------------------------------------------------------
                                 June 30, 1998                               June 30, 1997
                      ------------------------------------     -----------------------------------------
                                    Average      Average                       Average         Average
                      Facilities   Occupancy   Weekly Room     Facilities     Occupancy      Weekly Room
                         Open         Rate        Rate            Open           Rate           Rate
                      ----------   ---------   -----------     ----------   --------------   -----------
Crossland...........      14           60%        $193              1             85%           $176
EXTENDED STAY.......     148           74          278             74             69             246
StudioPLUS..........      77           70          318             41             80             300
                         ---           --         ----            ---             --            ----
  Total.............     239           72%        $284            116             72%           $261
                         ===           ==         ====            ===             ==            ====

     For the EXTENDED STAY brand, occupancy rates increased for the six-month period ended June 30, 1998 as compared to the same period in 1997 primarily due to a decrease in the ratio of newly opened properties to total properties for that brand. Occupancy rates decreased for the Crossland and StudioPLUS brands primarily due to an increase in the number of newly opened properties for these brands. The average occupancy rate in the six months ended June 30, 1998 for the 75 properties that were owned and operated by the Company as of December 31, 1996 was 80%.

     The increase in average weekly room rates for the six months ended June 30, 1998 as compared to the same period of 1997 reflects the geographic dispersion of properties opened since June 30, 1997 and the higher standard weekly room rates in certain of those markets, in addition to increases in rates charged at previously opened properties. These increases were partially offset by an increase in the percentage of total facilities (as of the end of the six-month period) represented by lower priced EXTENDED STAY and Crossland facilities from 65% for 1997 to 68% for 1998. The average weekly room rate for the 75 properties that were owned and operated throughout both periods increased less than 1% in the first six months of 1998.

     The Company recognized total revenues for the six months ended June 30, 1998 and 1997 of $124.3 million and $48.8 million, respectively, an increase of $75.5 million. Approximately $73.0 million of the increased revenue was attributable to properties opened subsequent to December 31, 1996 and approximately $2.5 million was attributable to an increase in revenue for the 75 properties that were owned and operated throughout both periods.

     Property operating expenses for the six months ended June 30, 1998 were $55.2 million (44% of total revenue) compared to $22.5 million (46% of total revenue) for the six months ended June 30 1997. The decrease in property operating expenses as a percentage of total revenue for the six months ended June 30, 1998 as compared to the same period of 1997 was primarily a result of improved occupancies and revenues for the facilities that were in their pre-stabilization periods during the first six months of 1997. As a result of the foregoing, the Company realized property operating margins of 56% and 54% for the six months ended June 30, 1998 and 1997, respectively.

     The provision for depreciation and amortization for the lodging facilities was $18.7 million and $7.6 million for the six months ended June 30, 1998 and 1997, respectively. The increase in depreciation and amortization for the six months ended June 30, 1998 as compared to the same period in 1997 is due to the operation of 123 additional facilities in 1998.

  Corporate Operations

     Corporate operating and property management expenses for the six months ended June 30, 1998 and 1997 were $19.1 million and $12.7 million, respectively, or 15% and 26% of total revenue, respectively. The increases in the amount of these expenses for the six-month period ended June 30, 1998 as compared to the same period of 1997 reflect the impact of additional personnel and related expenses in connection with the Company's increased level of operating facilities and site development. Management expects these expenses to increase in total amount but to continue to decline as a percentage of revenue with the development of additional facilities in the future.

     Depreciation and amortization for assets not directly related to operation of the facilities was $727,000 and $422,000 for the six months ended June 30, 1998 and 1997, respectively.

     The Company realized $8.9 million of interest income during the six-month period ended June 30, 1997, which was primarily attributable to the investment of funds received from an offering of Common Stock. Approximately $1.4 million of interest income was realized in the six-month period ended June 30, 1998 primarily resulting from the temporary investment of funds drawn under the Company's credit facilities. The Company incurred interest charges of $15.0 million during the six-month period ended June 30, 1998, $7.9 million of which was capitalized and included in the cost of buildings and improvements.

     The Company recognized income tax expense of $9.9 million and an income tax benefit of $348,000 for the six-month periods ended June 30, 1998 and 1997 respectively. Income tax expense or benefit for these periods differs from the federal income tax rate of 35% primarily due to state and local income taxes and, in 1997, due to permanent tax differences relating to non-deductible merger expenses. Management expects that the annualized effective income tax rate for 1998 will be approximately 40%.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $64.7 million and $3.2 million as of June 30, 1998 and December 31, 1997, respectively. At June 30, 1998, substantially all of the cash balances were invested, utilizing domestic commercial banks and other financial institutions, in short-term commercial paper and other securities having credit ratings of A1/P1 or equivalent. The market value of the securities held approximates the carrying amount. In addition, at June 30, 1998 and December 31, 1997, the Company invested excess funds in an overnight sweep account with a commercial bank which invested in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, the Company did not take possession of the securities, which were instead held by the financial institution. The market value of the securities held pursuant to the agreements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

     During the six months ended June 30, 1998, and 1997 the Company generated cash from operating activities of $37.0 million and $14.0 million, respectively.

     The Company used $284.2 million and $262.2 million to acquire land and develop and furnish a total of 150 and 139 sites, respectively, in the six months ended June 30, 1998 and 1997.

     On February 6, 1997, the Company completed a private placement of 11.5 million shares of its Common Stock at a purchase price of $17.625 per share, for an aggregate amount of approximately $203 million. Net proceeds received by the Company from that private placement were approximately $198 million. In addition, the Company received net proceeds from the exercise of Company stock options totaling $4.2 million and $1.2 million in the six months ended June 30, 1998 and 1997, respectively.

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

     On March 10, 1998 (the "Effective Date"), the Company amended the Credit Facility (the "Amended Credit Facility"). The Amended Credit Facility converted $150 million of the amounts available under the Credit Facility into a term loan facility (the "Converted Term Loans"), with the $350 million balance of the amounts available under the Credit Facility remaining as a revolving loan facility (the "Revolving Facility" and, together with the Converted Term Loans, the "Converted Facilities"). With respect to the Converted Term Loans, $100 million was drawn on the Effective Date and the balance was drawn on July 31, 1998.

     The Amended Credit Facility also provides for up to $300 million in additional term loans (the "Additional Term Loans"), $200 million of which were committed as of the Effective Date and drawn prior to July 10, 1998 (as drawn, the "Committed Loans"). Additional Term Loans in excess of Committed Loans may be borrowed at any time after the Effective Date, provided that the total Additional Term Loans cannot exceed $200 million before January 1, 1999. Further, to the extent that the Additional Term Loans exceed $200 million, at least $275 million must be outstanding under the Revolving Facility on the date the Additional Term Loans are incurred.

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

     Committed Loans will bear interest, at the Company's option, at either the Base Rate plus 1.75% or the Eurodollar rate plus 2.75%. Additional Term Loans that are not Committed Loans will bear interest at rates to be agreed upon.

     The Converted Facilities mature on December 31, 2002. Additional Term Loans will mature no earlier than December 31, 2003, subject to maximum principal amortization of 1% of the initially funded amounts in each of the years 1999 through 2002 and payment of the balance due in four equal quarterly payments in 2003.

     Availability under the Amended Credit Facility is dependent upon the Company satisfying certain financial ratios of debt and interest compared to earnings before interest, taxes, depreciation and amortization, with such amounts being calculated pursuant to definitions contained in the Amended Credit Facility. In no event, however, is availability under the Amended Credit Facility less than $200 million at any time.

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

     The Amended Credit Facility contains a number of covenants, including, among others, covenants limiting under certain circumstances the ability of the Company and its subsidiaries to incur debt, make investments, pay dividends, prepay other indebtedness, engage in transactions with affiliates, enter into sale-leaseback transactions, create liens, make capital expenditures, acquire or dispose of assets, or engage in mergers or acquisitions. In addition, the Amended Credit Facility contains affirmative covenants, including, among others, covenants requiring maintenance of corporate existence, compliance with laws, maintenance of properties and insurance, and the delivery of financial and other information. The Amended Credit Facility also specifies events of default, including a change of control, and requires the Company to comply with certain financial tests and to maintain certain financial ratios on a consolidated basis.

     At June 30, 1998, $250 million was borrowed and $450 million remained available and committed under the Amended Credit Facility.

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

     The Notes are uncollateralized and are subordinated to all senior indebtedness of the Company and contain certain covenants for the benefit of the holders of the Notes. These covenants, among other things, restrict under certain circumstances the Company's ability to incur additional indebtedness, pay dividends and make investments and other restricted payments, enter into transactions with 5% stockholders or affiliates, create liens, and sell assets.

     In connection with the Amended Credit Facility and the Notes, the Company incurred additions to deferred loan costs of $10.5 million during the six months ended June 30, 1998.

     The Company expects to continue to rapidly expand its operations. The Company had commitments totalling approximately $288 million to complete construction of extended stay properties at June 30, 1998. The Company believes that the remaining availability under the Amended Credit Facility, together with cash on hand and cash flows from operations, will provide sufficient funds for the Company to develop the properties currently planned to open in 1998 and to fund its operating expenses through 1998. The Company expects it will require additional funding to continue development through 1999. The timing and amount of financing needed will depend on a number of factors, including the number of properties the Company constructs or acquires, the timing of such development, and the cash flow generated by its properties. In the event that the capital markets provide favorable opportunities, the Company's plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company's growth and operations, or if the Company consummates acquisitions, the Company may seek additional capital sooner than currently anticipated. Sources of financing may include public or private debt or equity financing. There can be no assurance that such additional financing will be available to the Company or, if available, that it can be obtained on acceptable terms or within the limitations contained in the Company's financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development and expansion plans and expenditures and could have a material adverse effect on the Company.

Impact of the Year 2000 Issue and Accounting Releases

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Based on its assessment, management of the Company does not anticipate that any significant modification or replacement of the Company's software will be necessary for its computer systems to properly utilize dates beyond December 31, 1999 or that the Company will incur significant operating expenses to make any such computer system improvements. The Company is undertaking an assessment as to whether any of its significant suppliers, lenders, or service providers will need to make any such software modifications or replacements. Management does not expect the failure of any such third parties to address the Year 2000 Issue to have a material adverse effect on the Company's business, operations, or financial condition, although there can be no assurance to that effect.

     In April, 1998, the Accounting Standards Executive Committee released Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that start-up costs, including pre-opening and organizational costs be expensed as incurred and is effective for financial statements issued for periods beginning after December 15, 1998. At June 30, 1998, the Company had unamortized pre-opening and organization costs of approximately $1.1 million. Under SOP 98-5, the Company would have reported a reduction of expenses of approximately $213,000 for the six months ended June 30, 1998.

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

                                    PART II

                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The following summarizes the votes of the Annual Meeting of the Company's stockholders held on May 21, 1998:

               Matter                    For       Against    Abstain  Non-Vote   Shares Voted
               ------                    ---       -------    -------  --------   ------------
Election of Directors:
H. Wayne Huizenga...................  81,320,419     --       107,163     --        81,427,582
George D. Johnson, Jr...............  81,320,619     --       106,963     --        81,427,582
Donald F. Flynn.....................  81,320,105     --       107,477     --        81,427,582
Stewart H. Johnson..................  81,320,619     --       106,963     --        81,427,582
John J. Melk........................  81,320,619     --       106,963     --        81,427,582
Peer Pederson.......................  81,320,105     --       107,477     --        81,427,582

Ratification of the appointment of
PricewaterhouseCoopers LLP as
Independent Auditors for the
Company for 1998....................  81,386,330      19,527   21,725     --        81,427,582

Approval of the Extended Stay
America, Inc. 1998 Employee Stock
Option Plan.........................  55,476,259  17,899,525   46,034  8,005,764    81,427,582

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       Exhibit
       Number                    Description of Exhibit
       ------                    ----------------------

        10.1 Aircraft Dry Sub-Lease Agreement, dated as of July 2, 1998, between the Company and Advance America Cash Advance Centers, Inc.

        27.1   Financial Data Schedule (for EDGAR filings only)

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1998.


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


                             /s/ Gregory R. Moxley
                            ----------------------------------------------------
                                 Gregory R. Moxley
                                 Vice President Finance
                                 (Principal Accounting Officer)