Form 10-Q
period 1998-09-30
EXTENDED STAY AMERICA INC
filed 1998-11-10
CIK 1002579

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ______________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended September 30, 1998

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

  At November 4, 1998, the registrant had issued and outstanding an aggregate of 95,942,768 shares of Common Stock.

                                    PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                          EXTENDED STAY AMERICA, INC.

               Condensed Consolidated Balance Sheets (Unaudited)
                       (In thousands, except share data)


                     ASSETS
                     ------
                                                     September 30,  December 31,
                                                         1998         1997(1)
                                                     -------------  ------------
Current assets:
 Cash and cash equivalents........................     $   27,121    $    3,213
 Accounts receivable..............................          9,719         3,651
 Prepaid expenses.................................          2,702         3,869
 Deferred income taxes............................         18,629         6,895
 Other current assets.............................            716           866
                                                       ----------    ----------
     Total current assets.........................         58,887        18,494
Property and equipment, net.......................      1,487,038     1,042,741
Deferred loan costs...............................         17,225         8,167
Other assets......................................          1,526         1,489
                                                       ----------    ----------
                                                       $1,564,676    $1,070,891
                                                       ==========    ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
 Accounts payable.................................     $   55,627    $   51,309
 Accrued retainage................................         21,276        19,951
 Accrued property taxes...........................          8,978         3,417
 Accrued interest.................................          2,037           356
 Accrued salaries and related expenses............          3,062         2,707
 Income taxes payable.............................          5,779
 Other accrued expenses...........................         25,318         5,099
                                                       ----------    ----------
     Total current liabilities....................        122,077        82,839
                                                       ----------    ----------
Deferred income taxes.............................         33,738        18,393
                                                       ----------    ----------
Long-term debt....................................        550,000       135,000
                                                       ----------    ----------

Commitments

Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000
  shares authorized; no shares issued and
  outstanding.....................................
 Common stock, $.01 par value, 500,000,000 shares
  authorized; 95,921,558 and 95,604,208 shares
  issued and outstanding, respectively............            959           956
 Additional paid-in capital.......................        826,850       823,060
 Retained earnings................................         31,052        10,643
                                                       ----------    ----------
     Total stockholders' equity...................        858,861       834,659
                                                       ----------    ----------
                                                       $1,564,676    $1,070,891
                                                       ==========    ==========

_____________________
(1)  Derived from audited financial statements

    See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

            Condensed Consolidated Statements of Income (Unaudited)
                     (In thousands, except per share data)

                                                          Three Months Ended              Nine Months Ended
                                                     -----------------------------  -----------------------------
                                                     September 30,  September 30,   September 30,  September 30,
                                                         1998            1997           1998            1997
                                                     -------------  --------------  -------------  --------------

Revenue............................................     $81,006        $38,773        $205,280        $87,564
                                                        -------        -------        --------        -------
Property operating expenses........................      32,593         17,436          87,767         39,923
Corporate operating and property
 management expenses...............................       9,966          8,102          29,078         20,846
Merger, financing and other non-recurring charges..      12,000                         12,000         19,895
Depreciation and amortization......................      10,865          5,274          30,308         13,344
                                                        -------        -------        --------        -------
  Total costs and expenses.........................      65,424         30,812         159,153         94,008
                                                        -------        -------        --------        -------
Income (loss) from operations......................      15,582          7,961          46,127         (6,444)
Interest expense (income), net.....................       6,429         (1,446)         12,111         (8,880)
                                                        -------        -------        --------        -------
Income before income taxes.........................       9,153          9,407          34,016          2,436
Provision for income taxes.........................       3,661          3,763          13,607          3,415
                                                        -------        -------        --------        -------
Net income (loss)..................................     $ 5,492        $ 5,644        $ 20,409        $  (979)
                                                        =======        =======        ========        =======
Net income (loss) per common share:
 Basic.............................................     $  0.06        $  0.06        $   0.21        $ (0.01)
                                                        =======        =======        ========        =======
 Diluted...........................................     $  0.06        $  0.06        $   0.21        $ (0.01)
                                                        =======        =======        ========        =======
Weighted average shares:
 Basic.............................................      96,033         95,349          95,878         93,786
 Effect of dilutive options........................         690          1,444             998
                                                        -------        -------        --------        -------
 Diluted...........................................      96,723         96,793          96,876         93,786
                                                        =======        =======        ========        =======

     See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (In thousands)

                                                                              Nine Months Ended
                                                                       -----------------------------
                                                                       September 30,   September 30,
                                                                            1998            1997
                                                                       -------------   -------------
Cash flows from operating activities:
 Net income (loss)...................................................    $  20,409       $    (979)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization.....................................       30,308          13,344
   Merger expenses...................................................                          485
   Deferred loan costs...............................................        1,701           9,667
   Unsuccessful development costs....................................       14,388           2,363
   Deferred income taxes.............................................        5,300           4,531
   Changes in operating assets and liabilities.......................          450          (4,361)
                                                                         ---------       ---------
       Net cash provided by operating activities.....................       72,556          25,050
                                                                         ---------       ---------
Cash flows from investing activities:
 Additions to property and equipment.................................     (455,409)       (409,650)
 Other assets........................................................          (37)
                                                                         ---------
       Net cash used in investing activities.........................     (455,446)       (409,650)
                                                                         ---------       ---------
Cash flows from financing activities:
 Proceeds from long-term debt........................................      443,500
 Repayments of revolving credit facility.............................      (28,500)
 Proceeds from issuance of common stock..............................        3,126         200,775
 Additions to deferred loan costs....................................      (11,328)         (7,652)
                                                                         ---------       ---------
       Net cash provided by financing activities.....................      406,798         193,123
                                                                         ---------       ---------
Increase (decrease) in cash and cash equivalents.....................       23,908        (191,477)
Cash and cash equivalents at beginning of period.....................        3,213         224,325
                                                                         ---------       ---------
Cash and cash equivalents at end of period...........................    $  27,121       $  32,848
                                                                         =========       =========

Noncash investing and financing transactions:
 Capitalized or deferred items included in accounts payable
  and accrued liabilities............................................    $  70,185       $  39,655
                                                                         =========       =========
 Conversion of amounts due under revolving credit facility
  to term loan.......................................................    $ 100,000       $
                                                                         =========       =========
 Capitalization of amortized deferred loan costs.....................    $     511       $
                                                                         =========       =========

Supplemental cash flow disclosures:
 Cash paid for:
  Income taxes, net of refunds of $411 in 1998.......................    $   2,672       $   1,129
                                                                         =========       =========
  Interest expense, net of amounts capitalized.......................    $  14,703       $
                                                                         =========       =========

    See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998


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

     Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     In April 1998, the Accounting Standards Executive Committee released Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that start-up costs, including pre-opening and organizational costs be expensed as incurred and is effective for financial statements issued for periods beginning after December 15, 1998. At September 30, 1998, the Company had unamortized pre-opening and organization costs of approximately $1.1 million. Under SOP 98-5, the Company would have reported a reduction of expenses of approximately $174,000 for the nine months ended September 30, 1998.

     For the nine months ended September 30, 1998 and 1997, the computation of diluted earnings per share does not include approximately 6,287,000 and 3,075,000 weighted average shares, respectively, of Common Stock represented by outstanding options because the exercise price of the options was greater than the average market price of Common Stock during the period.

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

     Income tax expense for the three-month and nine-month periods ended September 30, 1998 and 1997 differed from the amounts computed by applying the U.S. Federal income tax rate of 35% primarily as a result of the impact of state and local income taxes and as a result of nondeductible expenses associated with the Merger recognized in the second quarter of 1997.

NOTE 3 -- LONG-TERM DEBT

     Effective March 10, 1998, the Company issued $200 million aggregate principal amount of Senior Subordinated Notes (the "Notes"). The Notes contain certain redemption features, bear interest at an annual rate of 9.15% and mature on March 15, 2008. The Notes are uncollateralized and are subordinated to all senior indebtedness of the Company and contain certain covenants for the benefit of the holders of the Notes. These convenants, among other things, restrict under certain circumstances the Company's ability to incur additional indebtedness, pay dividends and make investments and other restricted payments, enter into transactions with 5% stockholders or affiliates, create liens, and sell assets.

     Effective March 10, 1998, the Company amended its existing credit facility ("the Amended Credit Facility"). The Amended Credit Facility provides for $350 million in term loans (the "Term Loans") and $350 million in a revolving loan facility (the "Revolving Facility"). The Revolving Facility and $150 million of the Term Loans mature December 31, 2002 and bear interest, at the Company's option, at either the Base Rate (as defined) or the Eurodollar rate, plus an applicable margin which will be between .875% and 0% for Base Rate loans and 1.875% and 1% for Eurodollar loans. Term Loans of $200 million mature December 31, 2003, subject to maximum principal amortization of 1% in each of the years 1999 through 2002 and payment of the balance in four equal quarterly payments in 2003, and bear interest, at the Company's option, at either the Base Rate plus 1.75% or the Eurodollar rate plus 2.75%. At September 30, 1998, the Term Loans were borrowed and the Revolving Facility remained available and committed under the Amended Credit Facility. Availability of the Revolving Facility is dependent, however, upon the Company satisfying certain financial ratios of debt and interest compared to earnings before interest, taxes, depreciation and amortization, with such amounts being calculated pursuant to definitions contained in the Amended Credit Facility.

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

NOTE 4 -- MERGER, FINANCING AND OTHER NON-RECURRING CHARGES

     The Company, consistent with its normal operating procedures, invests varying amounts in the sites under option in terms of (1) earnest money which would be applied to the purchase of the site but that in many cases may not be refundable, (2) legal, environmental, engineering, and architectural outlays necessary to determine the feasibility of acquiring the site and constructing a hotel on such site, and (3) salaries, wages, and travel costs of the Company's personnel related to the sites which are capitalized in accordance with generally accepted accounting principles. In the quarter ended September 30, 1998, the Company announced a reduction in its development plans for 1999 and 2000 as a result of capital market conditions. Accordingly, certain sites under option would not be developed. As a result, the Company established a valuation allowance of $12.0 million which resulted in a corresponding expense during the period ended September 30, 1998.

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

     The Company owns and operates three brands in the extended stay lodging market--StudioPLUSTM Deluxe Studios ("StudioPLUS"), EXTENDED STAYAMERICA Efficiency Studios ("EXTENDED STAY"), and Crossland Economy StudiosSM ("Crossland"), each designed to appeal to different price points below $500 per week. All three brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette; and a bathroom. EXTENDED STAY rooms are designed to compete in the economy category. Crossland guestrooms are typically smaller than EXTENDED STAY rooms and are targeted for the budget category, while StudioPLUS facilities serve the mid-price category and generally feature larger guestrooms, an exercise facility, and a swimming pool.


     The following is a summary of the Company's selected development and operational results for the three months and nine months ended September 30, 1998 and 1997.

                                                      Three Months              Nine Months
                                                   Ended September 30,      Ended September 30,
                                                   -------------------      -------------------
                                                    1998          1997        1998         1997
                                                    ----          ----        ----         ----
Total Facilities Open (at Period End)........        269           151         269          151
Total Facilities Developed...................         30            35          84           76
Average Occupancy Rate.......................         78%           80%         74%          75%
Average Weekly Room Rate.....................      $ 290         $ 264       $ 286        $ 262

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

     The following is a summary of the Company's development status as of September 30, 1998, by brand. The Company expects to complete the construction of the facilities currently under construction generally within the next twelve months. There can be no assurance, however, that the Company will complete construction within time periods historically experienced by the Company. The Company's ability to complete construction may be materially impacted by various factors including final permitting and obtaining certificates of occupancy as well as weather-induced construction delays.

                                                    EXTENDED
                                         Crossland    STAY    StudioPLUS  Total
                                         ---------  --------  ----------  -----
Operating Facilities...................     21        163         85       269
Facilities Under Construction..........     18         46         17        81

Results of Operations

  For the Three Months Ended September 30, 1998 and 1997

  Property Operations

     The following is a summary of the properties operated during the specified periods and the related average occupancy and weekly room rates:

                                        For the Three Months Ended
                 ------------------------------------------------------------------------
                         September 30, 1998                    September 30, 1997
                 -----------------------------------  -----------------------------------
                              Average      Average                 Average      Average
                 Facilities  Occupancy   Weekly Room  Facilities  Occupancy   Weekly Room
                    Open        Rate        Rate         Open        Rate        Rate
                 ----------  ----------  -----------  ----------  ----------  -----------
Crossland......      21         66%         $198           3         72%         $183
EXTENDED STAY..     163         81           286          99         79           251
StudioPLUS.....      85         76           328          49         84           308
                    ---         --          ----         ---         --          ----
  Total........     269         78%         $290         151         80%         $264
                    ===         ==          ====         ===         ==          ====

     Because newly opened properties typically experience lower occupancies during their pre-stabilization period, average occupancy rates are impacted by the ratio of newly opened properties to total properties. For the EXTENDED STAY brand, occupancy rates increased for the third quarter of 1998 as compared to the third quarter of 1997 primarily due to a decrease in the ratio of newly opened properties to total properties for that brand. Occupancy rates decreased for the Crossland and StudioPLUS brands primarily due to an increase in the number of newly opened properties for these brands. The average occupancy rate in the third quarter of 1998 for the 116 properties that were owned and operated by the Company as of June 30, 1997 was 85%.

     The increase in overall average weekly room rates for the third quarter of 1998 as compared to the third quarter of 1997 reflects the geographic dispersion of properties opened since September 30, 1997 and the higher standard weekly room rates in certain of those markets, in addition to increases in rates charged at previously opened properties. The Company expects that its average weekly room rate will continue to be impacted as the lower priced EXTENDED STAY and Crossland facilities increase as a percentage of the Company's total facilities. The average weekly room rate for the 116 properties that were owned and operated throughout both periods increased by 5% in the third quarter of 1998.

     The Company recognized total revenues for the three months ended September 30, 1998 and 1997 of $81.0 million and $38.8 million, respectively, an increase of $42.2 million. Approximately $40.0 million of the increased revenue was attributable to properties opened subsequent to June 30, 1997 and approximately $2.2 million was attributable to an increase in revenue for the 116 properties that were owned and operated throughout both periods.

     Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating and property management expenses, depreciation or interest were $32.6 million (40% of total revenue) for the third quarter of 1998, compared to $17.4 million (45% of total revenue) for the third quarter of 1997. The decrease in property operating expenses as a percentage of total revenue for the third quarter of 1998 as compared to the third quarter of 1997 was primarily a result of a decrease in the ratio of newly opened properties to total properties. In addition, the increase in revenues of previously opened properties resulted in a decrease in property operating expenses as a percentage of total revenue for those sites. As a result of the foregoing, the Company realized property operating margins of 60% and 55% for the third quarter of 1998 and 1997, respectively.

     The provision for depreciation and amortization for the lodging facilities of $10.5 million and $5.1 million for the third quarter of 1998 and 1997, respectively, was provided using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation. The increase in depreciation and amortization for the third quarter of 1998 as compared to the third quarter of 1997 is due to the operation of 118 additional facilities in 1998.

   Corporate Operations

     Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. These expenses consist primarily of personnel expenses, professional and consulting fees, and related travel expenses including costs that are not directly related to a site that will be developed by the Company. The Company incurred corporate operating and property management expenses of $10.0 million (12% of total revenue) and $8.1 million (21% of total revenue) in the third quarter of 1998 and 1997, respectively. The increase in the amount of these expenses for the third quarter of 1998 as compared to 1997 reflects the impact of additional personnel and related expenses in connection with the Company's increased level of operating facilities and site development. Management expects these expenses to increase in total amount but to continue to decline as a percentage of revenue with the development of additional facilities in the future.

     Depreciation and amortization in the amount of $333,000 and $200,000 for the third quarter of 1998 and 1997, respectively, were provided using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of the facilities, including primarily office furniture and equipment.

     The Company realized $1.4 million of interest income during the third quarter of 1997, which was primarily attributable to the investment of funds received from an offering of Common Stock. Approximately $1.2 million of interest income was realized in the third quarter of 1998 primarily resulting from the temporary investment of funds drawn under the Company's credit facilities. The Company incurred interest charges of $12.5 million during the third quarter of 1998, $4.9 million of which was capitalized and included in the cost of buildings and improvements.

     The Company recognized income tax expense of $3.7 million and $3.8 million for the third quarter of 1998 and 1997, respectively. Income tax expense for these periods differs from the federal income tax rate of 35% primarily due to state and local income taxes.

  Non-Recurring Charges

     The Company, consistent with its normal operating procedures, invests varying amounts in the sites under option in terms of (1) earnest money which would be applied to the purchase of the site but that in many cases may not be refundable, (2) legal, environmental, engineering, and architectural outlays necessary to determine the feasibility of acquiring the site and constructing a hotel on such site, and (3) salaries, wages, and travel costs of the Company's personnel related to the sites which are capitalized in accordance with generally accepted accounting principles. In the quarter ended September 30, 1998, the Company announced a reduction in its development plans for 1999 and 2000 as a result of capital market conditions. Accordingly, certain sites under option would not be developed. As a result, the Company established a valuation allowance of $12.0 million which resulted in a corresponding expense during the period ended September 30, 1998.

  For the Nine Months Ended September 30, 1998 and 1997

  Property Operations

The following is a summary of the properties operated during the specified periods and the related average occupancy and weekly room rates:

                                        For the Nine Months Ended
                 ------------------------------------------------------------------------
                         September 30, 1998                   September 30, 1997
                 -----------------------------------  ------------------------------------
                              Average      Average                 Average      Average
                 Facilities  Occupancy   Weekly Room  Facilities  Occupancy   Weekly Room
                    Open        Rate        Rate         Open        Rate        Rate
                 ----------  ----------  -----------  ----------  ----------  -----------
Crossland......      21          63%        $196           3          79%        $179
EXTENDED STAY..     163          76          281          99          73          248
StudioPLUS.....      85          72          322          49          82          303
                    ---          --         ----         ---          --         ----
  Total........     269          74%        $286         151          75%        $262
                    ===          ==         ====         ===          ==         ====

     For the EXTENDED STAY brand, occupancy rates increased for the nine-month period ended September 30, 1998 as compared to the same period in 1997 primarily due to a decrease in the ratio of newly opened properties to total properties for that brand. Occupancy rates decreased for the Crossland and StudioPLUS brands primarily due to an increase in the number of newly opened properties for these brands. The average occupancy rate in the nine months ended September 30, 1998 for the 75 properties that were owned and operated by the Company as of December 31, 1996 was 82%.

     The increase in average weekly room rates for the nine months ended September 30, 1998 as compared to the same period of 1997 reflects the geographic dispersion of properties opened since September 30, 1997 and the higher standard weekly room rates in certain of those markets, in addition to increases in rates charged at previously opened properties. The average weekly room rate for the 75 properties that were owned and operated throughout both periods increased 1% in the first nine months of 1998.

     The Company recognized total revenues for the nine months ended September 30, 1998 and 1997 of $205.3 million and $87.6 million, respectively, an increase of $117.7 million. Approximately $115.1 million of the increased revenue was attributable to properties opened subsequent to December 31, 1996 and approximately $2.6 million was attributable to an increase in revenue for the 75 properties that were owned and operated throughout both periods.

     Property operating expenses for the nine months ended September 30, 1998 were $87.8 million (43% of total revenue) compared to $39.9 million (46% of total revenue) for the nine months ended September 30 1997. The decrease in property operating expenses as a percentage of total revenue for the nine months ended September 30, 1998 as compared to the same period of 1997 was primarily a result of improved occupancies and revenues for the facilities that were in their pre-stabilization periods during the first nine months of 1997. As a result of the foregoing, the Company realized property operating margins of 57% and 54% for the nine months ended September 30, 1998 and 1997, respectively.

     The provision for depreciation and amortization for the lodging facilities was $29.3 million and $12.7 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in depreciation and amortization for the nine months ended September 30, 1998 as compared to the same period in 1997 is due to the operation of 118 additional facilities in 1998.

  Corporate Operations

     Corporate operating and property management expenses for the nine months ended September 30, 1998 and 1997 were $29.1 million and $20.8 million, respectively, or 14% and 24% of total revenue, respectively. The increases in the amount of these expenses for the nine-month period ended September 30, 1998 as compared to the same period of 1997 reflect the impact of additional personnel and related expenses in connection with the Company's increased level of operating facilities and site development. Management expects these expenses to increase in total amount but to continue to decline as a percentage of revenue with the development of additional facilities in the future.

     Depreciation and amortization for assets not directly related to operation of the facilities was $1.1 million and $640,000 for the nine months ended September 30, 1998 and 1997, respectively.

     The Company realized $8.9 million of interest income during the nine-month period ended September 30, 1997, which was primarily attributable to the investment of funds received from an offering of Common Stock. Approximately $2.6 million of interest income was realized in the nine-month period ended September 30, 1998 primarily resulting from the temporary investment of funds drawn under the Company's credit facilities. The Company incurred interest charges of $27.5 million during the nine-month period ended September 30, 1998, $12.8 million of which was capitalized and included in the cost of buildings and improvements.

     The Company recognized income tax expense of $13.6 million and $3.4 million for the nine-month periods ended September 30, 1998 and 1997 respectively. Income tax expense for these periods differs from the federal income tax rate of 35% primarily due to state and local income taxes and, in 1997, due to permanent tax differences relating to non-deductible merger expenses. Management expects that the annualized effective income tax rate for 1998 will be approximately 40%.

     In the quarter ended September 30, 1998, the Company announced a reduction in its development plans for 1999 and 2000 as a result of capital market conditions. Accordingly, certain sites under option would not be developed. As a result, the Company established a valuation allowance of $12.0 million which resulted in a corresponding expense during the period ended September 30, 1998.

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

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $27.1 million and $3.2 million as of September 30, 1998 and December 31, 1997, respectively. At September 30, 1998, substantially all of the cash balances were invested, utilizing domestic commercial banks and other financial institutions, in short-term commercial paper and other securities having credit ratings of A1/P1 or equivalent. The market value of the securities held approximates the carrying amount. In addition, at September 30, 1998 and December 31, 1997, the Company invested excess funds in an overnight sweep account with a commercial bank which invested in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, the Company did not take possession of the securities, which were instead held by the financial institution. The market value of the securities held pursuant to the agreements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

     During the nine months ended September 30, 1998, and 1997 the Company generated cash from operating activities of $72.6 million and $25.1 million, respectively.

     The Company used $455.4 million and $409.7 million to acquire land and develop and furnish a total of 166 and 155 sites, respectively, in the nine months ended September 30, 1998 and 1997.

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

     The Amended Credit Facility also provides for up to $300 million in additional term loans (the "Additional Term Loans"), $200 million of which were committed as of the Effective Date and have been drawn (the "Committed Loans"). Additional Term Loans in excess of Committed Loans may be borrowed after December 31, 1998 provided that at least $275 million must be outstanding under the Revolving Facility on the date such loans are incurred.

     The Company is required to repay indebtedness outstanding under the Amended Credit Facility with the net cash proceeds from certain sales of assets, from certain issuances of debt or equity by the Company, and from certain insurance recovery events (subject to certain reinvestment rights). The Company is also required to repay indebtedness outstanding under the Amended Credit Facility annually in an amount equal to 50% of the Company's excess cash flow (as defined).

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

     Committed Loans bear interest, at the Company's option, at either the Base Rate plus 1.75% or the Eurodollar rate plus 2.75%. Additional Term Loans that are not Committed Loans will bear interest at rates to be agreed upon.

     The Converted Facilities mature on December 31, 2002. Additional Term Loans will mature no earlier than December 31, 2003, subject to maximum principal amortization of 1% of the initially funded amounts in each of the years 1999 through 2002 and payment of the balance due in four equal quarterly payments in 2003.

     The Company's obligations under the Converted Facilities are guaranteed by each of the Company's subsidiaries (the "Guarantors") and are collateralized by a first priority lien on all stock owned by the Company and the Guarantors and all other current and future assets of the Company and the Guarantors (other than mortgages on the Company's and the Guarantors' real property). The obligations of the Company and the Guarantors under the Additional Term Loans are collateralized on a pari passu basis by way of perfected first priority security interests in the assets securing the Converted Facilities.

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

     At September 30, 1998, the Company had drawn the Converted Term Loans and the Committed Loans and $350 million remained available and committed under the Revolving Facility. Availability under the Revolving Facility is dependent upon the Company satisfying certain financial ratios of debt and interest compared to earnings before interest, taxes, depreciation, and amortization, with such amounts being calculated pursuant to definitions contained in the Amended Credit Facility.

     Effective March 10, 1998, the Company issued $200 million aggregate principal amount of Senior Subordinated Notes, (the "Notes"). The Notes bear interest at an annual rate of 9.15%, payable semiannually on March 15 and September 15 of each year, commencing September 15, 1998, and mature on March 15, 2008. The Notes are redeemable, in whole or in part, any time on or after March 15, 2003, initially at 104.575% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on or after March 15, 2006. Additionally, at any time prior to March 15, 2001, the Company may redeem up to 35% of the principal amount of the Notes with the proceeds of one or more public equity offerings by the Company of its Common Stock, at a redemption price of

109.15% of their principal amount, plus accrued interest, provided that at least $130 million aggregate principal amount of Notes remains outstanding after each such redemption.

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

     In connection with the Amended Credit Facility and the Notes, the Company incurred additions to deferred loan costs of $11.3 million during the nine months ended September 30, 1998.

     The Company had commitments totaling approximately $225 million to complete construction of extended stay properties at September 30, 1998. The Company believes that the remaining availability under the Amended Credit Facility, together with cash on hand and cash flows from operations, will provide sufficient funds for the Company to develop the properties currently planned to open in 1998 and to fund its operating expenses through 1998. The Company expects to continue to rapidly expand its operations. Beginning in 1999, the Company plans to open 50 to 70 properties annually with total development costs of approximately $350 million per year. The Company expects to finance this development with internally generated cash flows and increases in its debt facilities. The timing and amount of financing needed will depend on a number of factors, including the number of properties the Company constructs or acquires, the timing of such development, and the cash flow generated by its properties. In the event that the capital markets provide favorable opportunities, the Company's plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company's growth and operations, or if the Company consummates acquisitions, the Company may seek additional capital sooner than currently anticipated. Sources of financing may include public or private debt or equity financing. There can be no assurance that such additional financing will be available to the Company or, if available, that it can be obtained on acceptable terms or within the limitations contained in the Company's financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development and expansion plans and expenditures and could have a material adverse effect on the Company.

Impact of the Year 2000 Issue and Accounting Releases

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Based on its assessment, management of the Company does not anticipate that any significant modification or replacement of the Company's software will be necessary for its computer systems to properly utilize dates beyond December 31, 1999 or that the Company will incur significant operating expenses to make any such computer system improvements. The Company is undertaking an assessment as to whether any of its significant suppliers, lenders, or service providers will need to make any such software modifications or replacements. Management does not expect the failure of any of such third parties to address the Year 2000 Issue to have a material adverse effect on the Company's business, operations, or financial condition, although there can be no assurance to that effect.

     In April 1998, the Accounting Standards Executive Committee released Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that start-up costs, including pre-opening and organizational costs be expensed as incurred and is effective for financial statements issued for periods beginning after December 15, 1998. At September 30, 1998, the Company had unamortized pre-opening and organization costs of approximately $1.1 million. Under SOP 98-5, the Company would have reported a reduction of expenses of approximately $174,000 for the nine months ended September 30, 1998.

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

                                    PART II

                               OTHER INFORMATION

Item 5.  Other Information

     On August 13, 1998, the Company exchanged all $200 million aggregate principal amount of its outstanding 9.15% Senior Subordinated Notes due 2008 (the "Old Notes") for an equal principal amount of newly-issued 9.15% Senior Subordinated Notes due 2008 (the "New Notes"). The form and terms of the New Notes are the same in all material respects as the form and terms of the Old Notes except that the New Notes were registered under the Securities Act of 1933, as amended, and do not bear legends restricting the transfer thereof. The New Notes evidence the same indebtedness as the Old Notes (which they replace) and are entitled to the benefits of the Indenture, dated as of March 10, 1998, between the Company and Manufacturers and Traders Trust Company, as Trustee.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
     Number                    Description of Exhibit
     ------                    ----------------------

     10.1 Amendment, dated as of September 18, 1998, to Credit Agreement, dated as of September 26, 1997 and Amended and Restated as of March 10, 1998, by and among the Company and Morgan Stanley Senior Funding, Inc. as Syndication Agent and Arranger, The Industrial Bank of Japan, Limited, as Administrative Agent, and various banks

     10.2 Pro Player Stadium Executive Suite License Agreement, dated as of July 16, 1998, by and between South Florida Stadium Corporation d/b/a Pro Player Stadium and the Company

     10.3 Broward County Arena Executive Suite License Agreement, by and between Arena Operating Company, Ltd. and the Company

     27.1  Financial Data Schedule (for EDGAR filings only)

(b)  Reports on Form 8-K

     None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 1998.


                        EXTENDED STAY AMERICA, INC.

                           /s/ Robert A. Brannon
                        ------------------------------------------------------
                               Robert A. Brannon
                               Senior Vice President, Chief Financial Officer, Secretary, and Treasurer
                               (Principal Financial Officer)

                           /s/ Gregory R. Moxley
                        ------------------------------------------------------
                               Gregory R. Moxley
                               Vice President Finance
                               (Principal Accounting Officer)