Form 10-K
period 1998-12-31
EXTENDED STAY AMERICA INC
filed 1999-03-26
CIK 1002579

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-K
     |X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1998

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-27360
                                ---------------

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

        Securities registered pursuant to Section 12(g) of the Act: None
                                ---------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $775,608,000 at March 22, 1999 (based on the closing sale price on the New York Stock Exchange, Inc. ("NYSE") on March 22, 1999). At March 22, 1999, the registrant had issued and outstanding an aggregate of 95,974,679 shares of common stock.

                       Documents Incorporated by Reference

     Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 19, 1999, described in Part III hereof, are incorporated by reference in this report.

=============================================================================

                                     PART I


ITEM 1.      BUSINESS

Our Company

     We develop, own, and operate extended stay lodging facilities which provide an affordable and attractive lodging alternative at a variety of price points for value-conscious guests. Our facilities are designed to offer a superior product at lower rates than most other lodging providers within their respective price segments. Our facilities feature fully furnished rooms which are generally rented on a weekly basis to guests such as business travelers, professionals on temporary work assignment, persons between domestic situations, and persons relocating or purchasing a home, with most guests staying for multiple weeks. On April 11, 1997, we completed a merger (the "Merger") with Studio Plus Hotels, Inc. ("SPH"). The Merger was accounted for as a pooling of interests and our business development and historical financial statements have been restated to include the operations and accounts of SPH, which is now one of our wholly-owned subsidiaries. In this Annual Report on Form 10-K, the words "Extended Stay America", "Company", "we", "our", "ours", and "us" refer to Extended Stay America, Inc. and its subsidiaries (including SPH), unless the context suggests otherwise.

     Our goal is to be a national provider of extended stay lodging. We believe that the first companies to do so will benefit from establishing a brand name and customer awareness. We intend to achieve this goal by rapidly developing properties in selected markets, providing high value accommodations for our guests, actively managing our properties to increase revenues and reduce operating costs, and increasing customer awareness of our products. Through December 31, 1998, we had developed 294 extended stay lodging facilities, acquired 11 others, and had 51 facilities under construction. Beginning in 1999, we plan to open properties with total costs of approximately $350 million per year.

     Extended Stay America was formed in 1995 as a Delaware corporation and our executive offices are located at 450 E. Las Olas Boulevard, Fort Lauderdale, Florida 33301. Our telephone number is (954) 713-1600.

Our Brands

     We own and operate three brands in the extended stay lodging market--StudioPLUS(TM) hotels ("StudioPLUS"), EXTENDED STAYAMERICA Efficiency Studios ("EXTENDED STAY"), and Crossland Economy StudiosSM ("Crossland"). Each brand is designed to appeal to different price points below $500 per week. All three brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette; and a bathroom. EXTENDED STAY rooms are designed to compete in the economy category. Crossland rooms are typically smaller than EXTENDED STAY rooms and are targeted for the budget category, and StudioPLUS facilities serve the mid-price category and generally feature larger guest rooms, an exercise room, and a swimming pool.

Our Strategy

     Our strategy is to maximize value to customers by providing a superior, newly-constructed, and well-maintained product at each price point while maintaining high operating margins. We attempt to achieve this goal through the following:

         Create Brand Awareness. We believe that guests value a recognizable brand when selecting lodging accommodations. By positioning our brands as the first nationwide extended stay providers in their targeted price segments, we believe our brands will have a distinct advantage over their local and regional competitors. We also believe that our evolving national presence and high customer satisfaction ratings, coupled with selective advertising and promotion, will establish StudioPLUS, EXTENDED STAY, and Crossland as desirable and well recognized brands.

         Provide a Superior Product at a Lower Price. Our facilities are designed to offer a superior product at lower rates than most other lodging providers within their respective price segments. Each of our brands is targeted to a different price point: StudioPLUS--$299 to $399 per week (daily equivalent--$43 to $57); EXTENDED STAY--$199 to $299 per week (daily equivalent--$29 to $43); and Crossland--$159 to $199 per week (daily equivalent--$23 to $29). Room rates at our facilities vary significantly depending upon market factors affecting their locations. These rates contrast with average daily rates in 1998 of $71, $54, and $45 for the mid-price, economy, and budget segments, respectively, of the traditional lodging industry.

         Achieve Operating Efficiencies. We believe that the design and price level of our facilities attract guest stays of several weeks. This creates a more stable revenue stream which, together with low labor-cost amenities, should lead to reduced administrative and operational costs and higher operating margins. We also use sophisticated control and information systems to manage individual facility-specific factors, such as pricing, payroll, and occupancy levels, on a Company-wide basis.

         Optimize Low Cost Amenities. We seek to provide the level of amenities needed to offer quality accommodations while maintaining high operating margins. Our facilities contain a variety of non-labor intensive features that are attractive to extended stay guests. These features include a fully-equipped kitchen or kitchenette, weekly housekeeping, color television with cable or satellite hook-up, coin-operated laundromat, and telephone service with voice mail messaging, and, at many StudioPLUS facilities, an exercise room and swimming pool. To help maintain affordability of room rates, labor-intensive services such as daily cleaning, room service, and restaurants are not provided.

         Employ a Standardized Concept. We have developed standardized plans and specifications for our facilities. This provides for lower construction and purchasing costs and establishes uniform quality and operational standards. We also benefit from the experience of various members of our management team in rapidly developing and operating numerous commercial properties to a uniform set of design standards on a cost-effective basis.

Industry Overview

   Traditional Lodging Industry

     The U.S. lodging industry is estimated to have generated approximately $67 billion in annual room revenues in 1998 and had approximately 3.7 million rooms at the end of 1998. Industry statistics, which we believe to be reliable, indicate that the U.S. lodging industry's performance is strongly correlated to economic activity. Room supply and demand historically have been sensitive to shifts in economic growth, which has resulted in cyclical changes in average daily room and occupancy rates.

     Overbuilding in the lodging industry in the mid and late 1980s, when approximately 500,000 rooms were added, resulted in an oversupply of rooms. We believe this oversupply and the general downturn in the economy led to depressed industry performance and a lack of capital available to the industry in the late 1980s and early 1990s. We believe that the lodging industry has since benefited from an improved supply and demand balance, as evidenced by the compound annual growth of 5% in revenue per available room from 1992 through 1998. The number of available rooms in the industry has grown at an average annual rate of 3.5% for the years 1996 through 1998, however, and the annual growth in revenue per available room has declined from 6.4% in 1996 to 3.6% in 1998. We believe that this decline in the growth rate of revenue per available room, along with concerns of a decline in the U.S. economy in general, resulted in a significant contraction in capital available for the development of new lodging products in 1998. As a result, we expect the rate of growth of new hotel rooms to moderate for the next few years.

     The lodging industry generally can be segmented by the level of service provided and the pricing of the rooms. Segmentation by level of service is divided into the following categories:

o full service hotels, which offer food and beverage services, meeting rooms, room service, and similar guest services;

o limited service hotels, which generally offer only rooms with amenities such as swimming pools, continental breakfast, or similar limited services; and

o all-suite hotels, which generally have limited public spaces but provide guests with two rooms or distinct partitioned areas and which may or may not offer food and beverage service to guests.

The lodging industry may also be segmented by price level and is generally divided into categories based on average daily room rates, which in 1998 were $45 for budget, $54 for economy, $71 for mid-price, $91 for upscale, and $139 for luxury.

     The all-suite segment of the lodging industry is a relatively new segment. It is principally oriented toward business travelers in the mid-price to upscale price levels. All-suite hotels were developed partially in response to the increasing number of corporate relocations, transfers, and temporary assignments and the need of business travelers for more than just a room. To address those needs, all-suite hotels began to offer suites with additional space and, in some cases, an efficiency kitchen. In addition, guests staying for extended periods of time were offered discounts to daily rates when they paid on a weekly or monthly basis. We believe the extended stay market in which we participate is an additional and emerging segment of the traditional lodging industry similar to the all-suite segment.

   Extended Stay Market

     We believe that extended stay hotels generally have higher operating margins, lower occupancy break-even thresholds, and higher returns on capital than traditional hotels. This is primarily a result of the typically longer length of stay, lower guest turnover, and lower operating expenses. We also believe the extended stay market is one of the most rapidly growing and underserved segments of the U.S. lodging industry, with demand for extended stay lodging significantly exceeding the current and anticipated near-term supply of dedicated extended stay rooms.

     In September 1998, we announced the results of a recently completed analysis of extended stay lodging demand which was performed for us by PricewaterhouseCoopers. Their analysis indicated an estimate of total U.S. demand for extended stay properties of approximately 300,000 rooms. As of December 31, 1998, the inventory of dedicated extended stay rooms based on data provided by Smith Travel Research for the following extended stay hotel chains totaled approximately 138,000 rooms.

         Upscale Extended Stay Chains                           Other Extended Stay Chains
         ----------------------------             ------------------------------------------------------
         Hawthorn Suites(R)                       Candlewood Hotel                    MainStay Suites
         Homewood Suites(R)                       Crossland                           Sierra Suites(R)
         Residence Inn(R)                         EXTENDED STAY                       SpringHill Suites(TM)
         Summerfield Suites(R)                    Homegate Studios & Suites(R)        StayBridge Suites(SM)
         Woodfin Suites(R)                        Homestead Village(R)                StudioPLUS
                                                  InnSuites Hotels                    Suburban Lodge(R)
                                                  Inn Town Suites                     TownPlace Suites
                                                  Lexington Hotel Suites(R)           Villager Lodges(R)

     We believe that these chains represent the majority of dedicated extended stay rooms available in the U.S. lodging industry.

     An upscale extended stay room generally has a weekly rate of $500 or more. Our weekly room rates are generally less than $500. Approximately 38% of the supply of extended stay rooms were operated above our targeted price points and we owned approximately 38% of the rooms operated in our targeted price segments. The following table indicates the total rooms for the extended stay chains listed above, the total rooms for the upscale chains, and the total rooms owned by us at the end of each of the last three years.

                                             1996         1997         1998
                                             ----         ----         ----
Total extended stay rooms available......   60,000       93,000       138,000
Upscale extended stay rooms..............   36,000       43,000        53,000
Extended stay rooms owned by us..........    8,000       19,000        32,000

     We believe the continuing significant demand/supply imbalance and the longer average length of stay have caused occupancy rates for extended stay hotels to significantly exceed occupancy rates in the overall U.S. lodging industry. The table below shows that average occupancy rates for extended stay hotel chains have exceeded the rates in the overall U.S. lodging industry for each of the previous five years based on data provided by Smith Travel Research.

                                                                             Year Ended December 31,
                                                              --------------------------------------------------
                                                                1994       1995       1996       1997       1998
                                                                ----       ----       ----       ----       ----
Average Occupancy Rates:
     Extended Stay Hotel Chains...........................      80.5%      79.8%      78.3%      74.7%      71.6%
     All U.S. Lodging Industry............................      64.9       65.2       65.1       64.5       64.0

     We believe the decline in occupancy rates for extended stay hotel chains since 1995 is in part the result of an increase in the proportion of newly-opened hotels, which generally experience lower occupancies during their pre-stabilization period. The table below shows that, while there has been rapid growth in available room nights for both the extended stay market in general and for us in particular, there has also been rapid growth in occupied room nights. This indicates that much of the new construction in the extended stay market has been absorbed.

                                                      Increase   Percentage     Increase   Percentage
                                                         in     Increase from      in     Increase from
                                                        1997     Prior Year       1998     Prior Year
                                                      --------  -------------   --------  -------------
Extended Stay Hotel Chains:
     Available Room Nights.......................    7,200,000       44.0%    14,200,000       55.9%
     Occupied Room Nights........................    5,200,000       37.5      9,400,000       49.4
Our Facilities:
     Available Room Nights.......................    3,200,000      232.0      4,700,000      101.7
     Occupied Room Nights........................    2,400,000      233.8      3,400,000      100.0

     As a segment of the total U.S. lodging industry, extended stay hotel chains experienced a significant contraction in the availability of capital during 1998. As a result, we expect the growth in available dedicated extended stay rooms to moderate for the next few years.

Property Development

     Our goal is to become a national provider of extended stay facilities through a rapid development program. We believe that the first companies to do so will benefit from establishing a brand name and customer awareness. We expect that our primary means of expansion will be the construction and development of new extended stay lodging facilities. We have also acquired, and we may make additional acquisitions of, existing extended stay lodging facilities or other properties that we can convert to the extended stay concept.

     Our strategy is to expand nationally into regions of the country that contain the demographic factors we think are necessary to support one or more of our facilities. We target sites that generally have a large and/or growing population in the surrounding area with a large employment base. These sites also generally have good visibility from a major traffic artery and are in close proximity to convenience stores, restaurants, and shopping centers.

     Our development is conducted through six regional offices located in Signal Hill, California; Chicago, Illinois; Clayton, Missouri; Spartanburg, South Carolina; Dallas, Texas; and Vienna, Virginia. From these regional offices, we have approximately 15 real estate professionals and approximately 20 construction professionals who perform site selection, entitlement, and construction activities according to our established criteria and procedures. It generally takes us at least twenty-two months to identify a site and complete construction of a facility. We try to minimize our capital outlays incurred in this process until after the commencement of construction.

     The site selection process includes assessing the characteristics of a market area based on our development standards, identifying sites for development within a qualified market area, and negotiating an option to purchase qualified sites. Although the time required to complete the selection process in a market varies significantly based on local market conditions, we typically need approximately six months to assess a market and obtain an option to purchase a site in a qualified market.

     After we obtain an option to purchase a site, our legal, environmental, and business due diligence begins. During this period, our real estate and construction professionals evaluate whether the site is financially suitable for development, obtain necessary approvals and permits, and negotiate construction contracts with third party general contractors. It generally takes us eight months to complete this process, however, the time needed can vary significantly by market area due to local regulations and restrictions.

     The site selection and due diligence processes are reviewed periodically by our senior management and our approval to begin construction is based on a detailed review of the demographic, physical, and financial qualifications of each site. Once our senior management approves the development of a site, it is purchased, the construction contract is executed, and construction generally begins immediately. We use a number of general contractors. The selection of a contractor for a specific site depends upon the geographic area, the negotiated construction costs, and the financial and physical capacities of the contractors. The construction process is regularly inspected by our construction professionals to monitor both the quality and timeliness of completion of construction. Although the construction period varies significantly based on local construction requirements and weather conditions, it generally takes us eight months to complete construction once it has begun.

     Our development status as of December 31, 1998 was as follows:

                                   StudioPLUS          EXTENDED STAY           Crossland               Total
                               ------------------   -------------------    -----------------   --------------------
                               Properties   Rooms   Properties    Rooms    Properties  Rooms   Properties     Rooms
                               ----------   -----   ----------    -----    ----------  -----   ----------     -----
Operating...................       91       7,018       181      20,889        33      4,282        305      32,189
Under Construction..........       14       1,182        31       3,355         6        783         51       5,320

     The design plans for our lodging facilities call for a newly-constructed apartment style complex. They generally consist of two- to four-story buildings with laundromat and office areas and use interior and exterior corridor building designs, depending primarily on local zoning and weather factors. All three of our brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette with a refrigerator, stovetop, microwave, and sink; and a bathroom. The typical building design criteria for each of our brands is shown in the table below:

                                                Average          Average
                                                Number        Living Space
                                               Of Rooms      Per Room (Ft.2)
                                               --------      ---------------
         StudioPLUS.......................        80               425
         EXTENDED STAY....................       100               300
         Crossland........................       120               225


     The actual number of rooms and living space per room may vary significantly depending on location and date of construction. In addition, each facility may include certain non-standard room types.

Property Operations

     Each of our facilities employs a property manager who is responsible for the operations of that particular property. The property manager shares duties with and oversees a staff typically consisting of an assistant manager, a desk clerk, a maintenance person, and a housekeeping/laundry staff of approximately 2-10 persons (many of whom are part-time employees). The office at each of our facilities is generally open daily as follows: Crossland--from 8:00 a.m. to 7:00 p.m.; EXTENDED STAY--from 7:00 a.m. to 11:00 p.m.; and StudioPLUS--from 7:00 a.m. to 11:00 p.m., although an employee normally is on duty at all facilities twenty-four hours a day to respond to guests' needs.

     The majority of daily operational decisions are made by the property managers. Each property manager is under the supervision of one of our district managers, who typically are responsible for five to seven facilities, depending on geographic location. Our district managers oversee the performance of our property managers in such areas as guest service, property maintenance, and payroll and cost control. The district managers report to a regional director who is responsible for the supervision of 8-10 district managers. The regional directors report to our Vice

President of Operations, who is responsible for implementing all operational and strategic policies for our brands. Each facility is evaluated against a detailed revenue and expense budget, as well as against the performance of our other facilities. Our corporate offices use sophisticated information systems to support the district managers and regional directors.

Marketing Strategy

     We believe that guests value a recognizable brand when selecting lodging accommodations. To date, we have created brand awareness primarily by increasing the number of hotels through a rapid national development program, with sites that typically are in highly-visible locations. We also have approximately 20 national and regional sales representatives that call on national and local corporate customers to promote our brands. We have established a toll free reservation number (1-800-EXT-STAY) and a web site (www.extstay.com) to provide information about our locations and to reserve rooms. We think that we can increase demand for our facilities by building awareness for both the extended stay concept as well as our various brands.

Lodging Facilities

     At December 31, 1998, we had 305 extended stay lodging facilities in operation (91 StudioPLUS, 181 EXTENDED STAY, and 33 Crossland) and 51 facilities under construction (14 StudioPLUS, 31 EXTENDED STAY, and 6 Crossland) in a total of 38 states. The following table shows certain information regarding those facilities.

                                                                              Date Opened or              Number
                       City                             Brand                   Acquired                 of Rooms
                       ----                             -----                 --------------             --------
ALABAMA
Birmingham.......................................    StudioPLUS                 March 1996                    71
Birmingham.......................................    StudioPLUS                 May 1996                      71
Huntsville.......................................    EXTENDED STAY              July 1997                    108
Mobile...........................................    EXTENDED STAY              May 1997                     114
Montgomery.......................................    EXTENDED STAY              August 1997                  120
Montgomery.......................................    StudioPLUS                 February 1996                 71

ARIZONA
Chandler.........................................    EXTENDED STAY              September 1998               101
Mesa.............................................    EXTENDED STAY              December 1997                104
Peoria...........................................    EXTENDED STAY              December 1998                101
Phoenix..........................................    Crossland                  September 1998               133
Phoenix..........................................    EXTENDED STAY              January 1998                 101
Phoenix..........................................    EXTENDED STAY              July 1998                    104
Scottsdale.......................................    EXTENDED STAY              June 1997                    120
Tucson...........................................    Crossland                  April 1998                   117
Tucson...........................................    EXTENDED STAY              April 1997                   120

ARKANSAS
Little Rock......................................    EXTENDED STAY              September 1996               120
Little Rock......................................    StudioPLUS                 November 1997                 84


CALIFORNIA
Alameda..........................................    StudioPLUS                 Under Construction            87
Arcadia..........................................    EXTENDED STAY              April 1998                   122
Bakersfield......................................    EXTENDED STAY              November 1996                120
Fremont..........................................    EXTENDED STAY              December 1998                119
Fremont..........................................    StudioPLUS                 Under Construction            81
Fresno...........................................    Crossland                  November 1998                128
Fresno...........................................    EXTENDED STAY              July 1997                    120
Gardena..........................................    Crossland                  December 1998                137

                                                                              Date Opened or              Number
                       City                             Brand                   Acquired                 of Rooms
                       ----                             -----                 --------------             --------
Huntington Beach.................................    EXTENDED STAY              December 1998                104
La Mirada........................................    EXTENDED STAY              June 1998                    104
Lake Forest......................................    EXTENDED STAY              September 1997               119
Livermore........................................    EXTENDED STAY              January 1998                 122
Long Beach.......................................    EXTENDED STAY              November 1997                134
Los Angeles......................................    EXTENDED STAY              Under Construction           133
Los Angeles......................................    EXTENDED STAY              Under Construction           122
Milpitas.........................................    EXTENDED STAY              January 1998                 146
Morgan Hill......................................    EXTENDED STAY              December 1998                 92
Oceanside........................................    EXTENDED STAY              Under Construction           101
Ontario..........................................    EXTENDED STAY              May 1997                     127
Pleasant Hill....................................    EXTENDED STAY              August 1997                  122
Rancho Cordova...................................    Crossland                  November 1998                129
Rancho Cordova...................................    EXTENDED STAY              June 1997                    132
Roseville........................................    EXTENDED STAY              August 1998                  122
Sacramento.......................................    EXTENDED STAY              March 1997                   120
Sacramento.......................................    EXTENDED STAY              August 1997                  120
San Dimas........................................    EXTENDED STAY              Under Construction           104
Santa Rosa.......................................    EXTENDED STAY              June 1997                    114
Santa Barbara....................................    EXTENDED STAY              January 1998                 104
Torrance.........................................    EXTENDED STAY              December 1997                122


COLORADO
Aurora...........................................    Crossland                  December 1998                133
Colorado Springs.................................    Crossland                  November 1998                133
Colorado Springs.................................    EXTENDED STAY              September 1998               104
Englewood........................................    StudioPLUS                 August 1998                   71
Glendale.........................................    Crossland                  July 1998                    129
Lakewood.........................................    EXTENDED STAY              November 1996                120
Lakewood.........................................    EXTENDED STAY              January 1997                 147
Thornton.........................................    Crossland                  Under Construction           133


CONNECTICUT
Farmington.......................................    StudioPLUS                 December 1998                 90

FLORIDA
Clearwater.......................................    EXTENDED STAY              March 1998                   104
Daytona Beach....................................    StudioPLUS                 August 1998                   72
Deerfield Beach..................................    EXTENDED STAY              December 1997                104
Fort Lauderdale..................................    Crossland                  Under Construction           128
Fort Lauderdale..................................    EXTENDED STAY              March 1998                   108
Fort Lauderdale..................................    EXTENDED STAY              Under Construction           117
Fort Lauderdale..................................    StudioPLUS                 Under Construction            73
Gainesville......................................    EXTENDED STAY              July 1997                    120
Jacksonville.....................................    EXTENDED STAY              May 1997                     122
Jacksonville.....................................    StudioPLUS                 July 1998                     72
Maitland.........................................    EXTENDED STAY              Under Construction           104
Maitland.........................................    StudioPLUS                 Under Construction            81
Melbourne........................................    StudioPLUS                 October 1998                  84
Orlando..........................................    Crossland                  Under Construction           139
Orlando..........................................    EXTENDED STAY              November 1997                119
Orlando..........................................    EXTENDED STAY              Under Construction           122

                                                                              Date Opened or              Number
                       City                             Brand                   Acquired                 of Rooms
                       ----                             -----                 --------------             --------
Orlando..........................................    StudioPLUS                 June 1998                     83
Orlando..........................................    StudioPLUS                 Under Construction           111
Pensacola........................................    EXTENDED STAY              September 1997               101
Tallahassee......................................    StudioPLUS                 January 1998                  58
Tampa............................................    StudioPLUS                 Under Construction            85
Temple Terrace...................................    EXTENDED STAY              August 1997                  101
West Palm Beach..................................    StudioPLUS                 November 1998                 72

GEORGIA
Alpharetta.......................................    EXTENDED STAY              Under Construction           101
Alpharetta.......................................    StudioPLUS                 July 1997                     91
Atlanta..........................................    EXTENDED STAY              April 1998                   104
Atlanta..........................................    StudioPLUS                 December 1997                 96
Columbus.........................................    EXTENDED STAY              January 1997                 108
Duluth...........................................    EXTENDED STAY              September 1997               119
Kennesaw.........................................    EXTENDED STAY              December 1998                104
Kennesaw.........................................    StudioPLUS                 December 1997                 83
Lawrenceville....................................    EXTENDED STAY              June 1996                    121
Macon............................................    StudioPLUS                 March 1998                    72
Marietta.........................................    EXTENDED STAY              August 1995                  121
Marietta.........................................    EXTENDED STAY              January 1998                 113
Morrow...........................................    EXTENDED STAY              June 1998                    104
Norcross.........................................    EXTENDED STAY              January 1996                 199
Norcross.........................................    EXTENDED STAY              February 1996                133
Norcross.........................................    StudioPLUS                 March 1997                    72
Riverdale........................................    EXTENDED STAY              February 1996                147

IDAHO
Boise............................................    EXTENDED STAY              January 1997                 107

ILLINOIS
Buffalo Grove....................................    EXTENDED STAY              February 1998                122
Burr Ridge.......................................    EXTENDED STAY              November 1996                119
Champaign........................................    EXTENDED STAY              September 1998                89
Darien...........................................    EXTENDED STAY              Under Construction           104
Des Plaines......................................    EXTENDED STAY              March 1998                   122
Des Plaines......................................    StudioPLUS                 Under Construction            87
Downers Grove....................................    EXTENDED STAY              May 1996                     154
Elmhurst.........................................    EXTENDED STAY              August 1997                  117
Gurnee...........................................    EXTENDED STAY              January 1997                 101
Hanover Park.....................................    EXTENDED STAY              Under Construction           104
Itasca...........................................    EXTENDED STAY              November 1996                125
Lansing..........................................    EXTENDED STAY              November 1998                122
Lombard..........................................    StudioPLUS                 March 1998                    97
Naperville.......................................    EXTENDED STAY              November 1996                125
O'Fallon.........................................    EXTENDED STAY              September 1998                89
Rockford.........................................    EXTENDED STAY              September 1997               104
Rockford.........................................    StudioPLUS                 November 1997                 72
Rolling Meadows..................................    EXTENDED STAY              October 1996                 125
Romeoville.......................................    EXTENDED STAY              October 1998                 101
Schaumburg.......................................    EXTENDED STAY              Under Construction           104
Waukegan.........................................    Crossland                  November 1997                121

                                                                              Date Opened or              Number
                       City                             Brand                   Acquired                 of Rooms
                       ----                             -----                 --------------             --------
INDIANA
Evansville.......................................    StudioPLUS                 February 1997                 71
Fort Wayne.......................................    EXTENDED STAY              September 1997               101
Fort Wayne.......................................    StudioPLUS                 December 1996                 71
Indianapolis.....................................    EXTENDED STAY              October 1998                 107
Indianapolis.....................................    StudioPLUS                 August 1990                   71
Indianapolis.....................................    StudioPLUS                 March 1991                    71
Merrillville.....................................    EXTENDED STAY              November 1996                105
Mishawaka........................................    StudioPLUS                 September 1997                72

IOWA
Des Moines.......................................    StudioPLUS                 December 1997                 85
Urbandale........................................    EXTENDED STAY              Under Construction           104

KANSAS
Lenexa...........................................    EXTENDED STAY              May 1996                      59
Overland Park....................................    EXTENDED STAY              September 1997               119
Wichita..........................................    StudioPLUS                 December 1997                 72

KENTUCKY
Covington........................................    EXTENDED STAY              December 1997                105
Florence.........................................    EXTENDED STAY              October 1997                 101
Florence.........................................    StudioPLUS                 September 1996                71
Lexington........................................    EXTENDED STAY              September 1996               126
Lexington........................................    StudioPLUS                 July 1986                     59
Lexington........................................    StudioPLUS                 August 1987                   71
Louisville.......................................    EXTENDED STAY              October 1996                 120
Louisville.......................................    StudioPLUS                 December 1988                 75
Louisville.......................................    StudioPLUS                 April 1989                    65

LOUISIANA
Baton Rouge......................................    Crossland                  June 1998                    129
Bossier City.....................................    Crossland                  September 1997               117
Lafayette........................................    EXTENDED STAY              November 1998                104
Lake Charles.....................................    Crossland                  August 1997                  117
Metairie.........................................    EXTENDED STAY              August 1998                  102

MARYLAND
Columbia.........................................    EXTENDED STAY              October 1997                 104
Columbia.........................................    StudioPLUS                 December 1997                 94
Frederick........................................    EXTENDED STAY              Under Construction           101
Gaithersburg.....................................    EXTENDED STAY              Under Construction           101
Gaithersburg.....................................    StudioPLUS                 Under Construction            87
Landover.........................................    EXTENDED STAY              July 1998                    104
Linthicum........................................    EXTENDED STAY              June 1997                    122
Milestone........................................    EXTENDED STAY              Under Construction           104
Timonium.........................................    EXTENDED STAY              June 1998                    104

MASSACHUSETTS
Danvers..........................................    EXTENDED STAY              February 1998                104

MICHIGAN
Ann Arbor........................................    EXTENDED STAY              May 1997                     112
Ann Arbor........................................    StudioPLUS                 December 1997                 70

                                                                              Date Opened or              Number
                       City                             Brand                   Acquired                 of Rooms
                       ----                             -----                 --------------             --------
Auburn Hills.....................................    EXTENDED STAY              February 1997                133
Farmington Hills.................................    EXTENDED STAY              June 1997                    113
Kentwood.........................................    EXTENDED STAY              September 1998               104
Livonia..........................................    Crossland                  August 1998                  127
Madison Heights..................................    EXTENDED STAY              May 1997                     122
Novi.............................................    EXTENDED STAY              January 1997                 125
Sterling Heights.................................    EXTENDED STAY              November 1997                116
Warren...........................................    StudioPLUS                 November 1997                 58

MINNESOTA
Bloomington......................................    EXTENDED STAY              April 1998                   104
Brooklyn Center..................................    EXTENDED STAY              November 1998                104
Eagan............................................    EXTENDED STAY              September 1997               104
Eden Prairie.....................................    EXTENDED STAY              January 1998                 104
Maple Grove......................................    EXTENDED STAY              January 1998                 104
Woodbury.........................................    EXTENDED STAY              Under Construction           104

MISSISSIPPI
Jackson..........................................    EXTENDED STAY              October 1997                 108
Ridgeland........................................    StudioPLUS                 November 1996                 71

MISSOURI
Earth City.......................................    StudioPLUS                 June 1997                     72
Hazelwood........................................    EXTENDED STAY              November 1996                122
Hazelwood........................................    StudioPLUS                 June 1992                     71
Independence.....................................    Crossland                  January 1997                 120
Kansas City......................................    Crossland                  Under Construction           133
Kansas City......................................    EXTENDED STAY              January 1997                 109
Kansas City......................................    EXTENDED STAY              June 1997                    119
Maryland Heights.................................    EXTENDED STAY              August 1996                  150
Springfield......................................    EXTENDED STAY              October 1997                 110
St. Louis........................................    StudioPLUS                 November 1994                 71
St. Peters.......................................    EXTENDED STAY              July 1997                    122

NEBRASKA
Omaha............................................    StudioPLUS                 December 1997                 85

NEVADA
Las Vegas........................................    EXTENDED STAY              July 1996                    123
Las Vegas........................................    EXTENDED STAY              July 1996                    211
Las Vegas........................................    EXTENDED STAY              July 1996                    177
Las Vegas........................................    EXTENDED STAY              July 1996                    123

NEW JERSEY
Cherry Hill......................................    EXTENDED STAY              July 1998                     77
East Rutherford..................................    EXTENDED STAY              Under Construction           127
Edison...........................................    EXTENDED STAY              August 1997                  134
Maple Shade......................................    Crossland                  December 1998                129
Mount Laurel.....................................    EXTENDED STAY              January 1998                  77
Mount Laurel.....................................    StudioPLUS                 Under Construction            84
South Brunswick..................................    EXTENDED STAY              Under Construction           133

                                                                              Date Opened or              Number
                       City                             Brand                   Acquired                 of Rooms
                       ----                             -----                 --------------             --------
NEW MEXICO
Albuquerque......................................    Crossland                  January 1998                 129
Albuquerque......................................    Crossland                  Under Construction           121
Rio Rancho.......................................    EXTENDED STAY              May 1998                     101

NEW YORK
Albany...........................................    EXTENDED STAY              November 1996                134
Amherst..........................................    EXTENDED STAY              September 1997               119
Bethpage.........................................    EXTENDED STAY              Under Construction           104
East Syracuse....................................    EXTENDED STAY              December 1996                121
Rochester........................................    EXTENDED STAY              November 1996                125
Rochester........................................    EXTENDED STAY              December 1996                127

NORTH CAROLINA
Asheville........................................    EXTENDED STAY              February 1998                101
Cary.............................................    EXTENDED STAY              January 1998                 122
Cary.............................................    StudioPLUS                 September 1996                71
Cary.............................................    StudioPLUS                 January 1998                  82
Charlotte........................................    EXTENDED STAY              April 1998                   113
Charlotte........................................    EXTENDED STAY              October 1998                 101
Charlotte........................................    StudioPLUS                 May 1995                      71
Charlotte........................................    StudioPLUS                 March 1996                    71
Durham...........................................    Crossland                  September 1998               129
Durham...........................................    EXTENDED STAY              October 1997                 120
Durham...........................................    StudioPLUS                 December 1996                 71
Durham...........................................    StudioPLUS                 September 1998                84
Fayetteville.....................................    EXTENDED STAY              July 1997                    120
Fayetteville.....................................    StudioPLUS                 Under Construction            77
Greensboro.......................................    EXTENDED STAY              September 1996               129
Greensboro.......................................    StudioPLUS                 December 1995                 71
Greensboro.......................................    StudioPLUS                 Under Construction            84
Jacksonville.....................................    EXTENDED STAY              October 1998                  98
Morrisville......................................    EXTENDED STAY              September 1997               120
Pineville........................................    EXTENDED STAY              Under Construction           107
Pineville........................................    StudioPLUS                 Under Construction            77
Raleigh..........................................    EXTENDED STAY              December 1997                104
Raleigh..........................................    StudioPLUS                 December 1996                 71
Wilmington.......................................    EXTENDED STAY              February 1998                104
Winston-Salem....................................    Crossland                  July 1998                    133
Winston-Salem....................................    EXTENDED STAY              September 1996               111

OHIO
Blue Ash.........................................    Crossland                  December 1998                132
Blue Ash.........................................    StudioPLUS                 December 1991                 71
Columbus.........................................    EXTENDED STAY              June 1997                    119
Columbus.........................................    EXTENDED STAY              December 1998                 97
Columbus.........................................    EXTENDED STAY              Under Construction           104
Columbus.........................................    StudioPLUS                 August 1989                   71
Copley...........................................    EXTENDED STAY              February 1997                 95
Copley...........................................    StudioPLUS                 November 1996                 71
Dayton...........................................    StudioPLUS                 November 1989                 70
Dublin...........................................    EXTENDED STAY              January 1998                 104
Dublin...........................................    StudioPLUS                 May 1990                      71
Fairborn.........................................    StudioPLUS                 January 1997                  71

                                                                              Date Opened or              Number
                       City                             Brand                   Acquired                 of Rooms
                       ----                             -----                 --------------             --------
Fairfield........................................    StudioPLUS                 June 1989                     71
Holland..........................................    EXTENDED STAY              January 1997                 125
Maumee...........................................    StudioPLUS                 June 1997                     72
Middlebury Heights...............................    StudioPLUS                 November 1997                 70
North Olmsted....................................    StudioPLUS                 September 1997                91
Sharonville......................................    EXTENDED STAY              July 1996                    130
Springdale.......................................    EXTENDED STAY              November 1996                126
Springdale.......................................    StudioPLUS                 November 1988                 71
Westlake.........................................    StudioPLUS                 November 1997                 72

OKLAHOMA
Oklahoma City....................................    EXTENDED STAY              September 1997               101
Oklahoma City....................................    EXTENDED STAY              Under Construction           110
Oklahoma City....................................    StudioPLUS                 January 1998                  70
Tulsa............................................    EXTENDED STAY              April 1997                   120
Tulsa............................................    StudioPLUS                 June 1997                     72

OREGON
Beaverton........................................    EXTENDED STAY              October 1998                 122
Portland.........................................    EXTENDED STAY              January 1998                 104
Salem............................................    Crossland                  October 1998                 129
Springfield......................................    Crossland                  November 1997                127

PENNSYLVANIA
Bensalem.........................................    EXTENDED STAY              June 1998                    101
Carnegie.........................................    EXTENDED STAY              June 1997                    116
Exton............................................    EXTENDED STAY              Under Construction           101
Great Valley.....................................    EXTENDED STAY              Under Construction           104
Philadelphia.....................................    EXTENDED STAY              February 1998                145
Philadelphia.....................................    StudioPLUS                 May 1998                      82
Pittsburgh.......................................    StudioPLUS                 April 1998                    84

SOUTH CAROLINA
Charleston.......................................    StudioPLUS                 September 1996                71
Columbia.........................................    EXTENDED STAY              April 1996                   120
Columbia.........................................    EXTENDED STAY              May 1997                     120
Columbia.........................................    StudioPLUS                 December 1995                 71
Greenville.......................................    EXTENDED STAY              December 1996                109
Greenville.......................................    StudioPLUS                 February 1995                 71
Mt. Pleasant.....................................    EXTENDED STAY              January 1998                 101
North Charleston.................................    EXTENDED STAY              August 1996                  126
Spartanburg......................................    EXTENDED STAY              August 1995                  126

TENNESSEE
Brentwood........................................    EXTENDED STAY              September 1996               120
Brentwood........................................    StudioPLUS                 December 1990                 71
Chattanooga......................................    EXTENDED STAY              July 1996                    120
Cordova..........................................    StudioPLUS                 December 1996                 71
Knoxville........................................    EXTENDED STAY              May 1997                      96
Knoxville........................................    StudioPLUS                 September 1990                71
Memphis..........................................    EXTENDED STAY              January 1997                 126
Memphis..........................................    EXTENDED STAY              Under Construction           104
Memphis..........................................    StudioPLUS                 October 1990                  71
Nashville........................................    Crossland                  October 1997                 117

                                                                              Date Opened or              Number
                       City                             Brand                   Acquired                 of Rooms
                       ----                             -----                 --------------             --------
Nashville........................................    EXTENDED STAY              February 1997                114
Nashville........................................    StudioPLUS                 September 1993                71

TEXAS
Arlington........................................    StudioPLUS                 September 1997               137
Austin...........................................    Crossland                  August 1998                  139
Austin...........................................    EXTENDED STAY              Under Construction           102
Austin...........................................    StudioPLUS                 January 1998                  84
Bedford..........................................    StudioPLUS                 December 1998                 84
Corpus Christi...................................    StudioPLUS                 July 1998                     72
Dallas...........................................    EXTENDED STAY              November 1998                116
Dallas...........................................    EXTENDED STAY              December 1998                104
Dallas...........................................    StudioPLUS                 September 1997                97
El Paso..........................................    StudioPLUS                 January 1997                 120
El Paso..........................................    StudioPLUS                 December 1997                 72
Farmers Branch...................................    StudioPLUS                 October 1998                  82
Fort Worth.......................................    Crossland                  December 1998                121
Fort Worth.......................................    EXTENDED STAY              Under Construction           104
Fort Worth.......................................    StudioPLUS                 July 1998                     72
Fort Worth.......................................    StudioPLUS                 October 1998                  84
Houston..........................................    Crossland                  May 1998                     145
Houston..........................................    Crossland                  June 1998                    145
Houston..........................................    EXTENDED STAY              September 1998               122
Houston..........................................    EXTENDED STAY              September 1998               122
Houston..........................................    EXTENDED STAY              December 1998                101
Houston..........................................    EXTENDED STAY              December 1998                104
Houston..........................................    EXTENDED STAY              Under Construction           110
Houston..........................................    EXTENDED STAY              Under Construction           110
Houston..........................................    StudioPLUS                 September 1997                85
Houston..........................................    StudioPLUS                 December 1997                 97
Houston..........................................    StudioPLUS                 December 1997                 84
Houston..........................................    StudioPLUS                 July 1998                     84
Irving...........................................    Crossland                  June 1998                    139
Irving...........................................    StudioPLUS                 January 1998                 116
Mesquite.........................................    Crossland                  December 1998                138
Plano............................................    StudioPLUS                 December 1997                 72
Round Rock.......................................    Crossland                  December 1998                138
San Antonio......................................    StudioPLUS                 February 1998                 84
Spring...........................................    Crossland                  June 1998                    141

UTAH
Midvale..........................................    EXTENDED STAY              September 1997               134
Sandy............................................    EXTENDED STAY              January 1998                 122
West Valley City.................................    EXTENDED STAY              August 1997                  122

VIRGINIA
Alexandria.......................................    EXTENDED STAY              Under Construction           104
Chesapeake.......................................    EXTENDED STAY              August 1996                  132
Glen Allen.......................................    StudioPLUS                 July 1997                     91
Newport News.....................................    EXTENDED STAY              December 1996                120
Newport News.....................................    StudioPLUS                 July 1997                     72
Richmond.........................................    EXTENDED STAY              December 1997                108
Richmond.........................................    StudioPLUS                 Under Construction            81
Roanoke..........................................    EXTENDED STAY              February 1998                 90

                                                                              Date Opened or              Number
                       City                             Brand                   Acquired                 of Rooms
                       ----                             -----                 --------------             --------
Sterling.........................................    EXTENDED STAY              July 1998                    101
Virginia Beach...................................    EXTENDED STAY              September 1996               120

WASHINGTON
Bellevue.........................................    EXTENDED STAY              January 1998                 148
Everett..........................................    EXTENDED STAY              April 1997                   104
Everett..........................................    StudioPLUS                 Under Construction            87
Federal Way......................................    EXTENDED STAY              Under Construction           101
Fife.............................................    EXTENDED STAY              October 1997                 104
Kent.............................................    Crossland                  September 1998               133
Kent.............................................    EXTENDED STAY              September 1998               120
Lynnwood.........................................    EXTENDED STAY              February 1998                109
Puyallup.........................................    Crossland                  November 1998                133
Renton...........................................    StudioPLUS                 June 1998                    109
Spokane..........................................    Crossland                  May 1998                     115
Tacoma...........................................    Crossland                  Under Construction           129
Tacoma...........................................    EXTENDED STAY              May 1998                     109
Tukwilla.........................................    EXTENDED STAY              January 1997                  96
Vancouver........................................    EXTENDED STAY              September 1997               116

WISCONSIN
Appleton.........................................    EXTENDED STAY              June 1997                    107
Madison..........................................    EXTENDED STAY              September 1998               104
Madison..........................................    StudioPLUS                 September 1998                72
Waukesha.........................................    EXTENDED STAY              August 1997                  122
Wauwatosa........................................    EXTENDED STAY              June 1997                    122

Competition

     The lodging industry is highly competitive. This competition is based on a number of factors including room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, name recognition, and supply and availability of alternative lodging in local markets, including short-term lease apartments and limited service hotels. All of our facilities are located in developed areas and compete with budget, economy, and mid-price segment hotels and other companies focusing on the extended stay market. The greater the number of competitive lodging facilities in a particular area, the more likely it is that those competitors may have a material adverse effect on the occupancy levels and average weekly room rates of our facilities.

     We expect that competition within the budget, economy, and mid-price segments of the extended stay lodging market will continue to increase. Although we expect the contraction of capital available to the lodging industry during 1998 to slow the rate of growth of new lodging products in general, we expect our existing competitors to continue to develop extended stay facilities to the extent that their capital permits and we expect them to increase their development in the event that additional capital should become available in the future. Competitors may include new participants in the lodging industry generally and participants in other segments of the lodging industry that may enter the extended stay market. They may also include existing participants in the extended stay market that may increase their product offerings to include facilities in the budget, economy, or mid-price segments. Competition is for both quality locations to build new facilities and for guests to fill and pay for those facilities. A number of our competitors have greater financial resources than we do and better relationships with lenders and sellers, and may therefore be able to find and develop the best sites before we can. There can also be no assurance that our competitors will not reduce their rates, offer greater convenience, services, or amenities, or build new hotels in direct competition with our existing facilities, all of which could have a material adverse effect on our operations.

Environmental Matters

     Under various federal, state, and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances on such property. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of those hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. These costs may be substantial, and the presence of hazardous substances, or the failure to properly remediate hazardous substances, may adversely affect the owner's ability to sell the real estate or to borrow using that real estate as collateral. We may be liable for any of these costs that occur in connection with our properties.

     We have obtained Phase I environmental site assessments ("Phase I Surveys") on our existing properties and we intend to obtain Phase I Surveys before the purchase of any future properties. Phase I Surveys are intended to identify potential environmental contamination and regulatory compliance problems. A Phase I Survey generally includes an historical review of the relevant property, a review of certain public records, a preliminary investigation of the site and surrounding properties, and the preparation of a written report. A Phase I Survey generally does not include invasive procedures, such as soil sampling or ground water analysis.

     None of our Phase I Surveys have revealed any environmental liability or compliance concern that we believe would have a material adverse effect on our business, assets, results of operations, or liquidity, and we are not aware of any such liability or concern. Nevertheless, it is possible that our Phase I Surveys did not reveal all environmental liabilities or compliance problems or that there are material environmental liabilities or compliance problems of which we will not be aware. Moreover, new or changed laws, ordinances, or regulations may impose material environmental liabilities. In addition, the environmental condition of our properties may also be affected by the condition of neighboring properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Governmental Regulation

     A number of states regulate the licensing of hotels by requiring registration, disclosure statements, and compliance with specific standards of conduct. We believe that each of our facilities has the necessary permits and approvals to operate its respective business and we intend to continue to obtain such permits and approvals for our new facilities. We are also subject to laws governing our relationship with our employees, including minimum wage requirements, overtime, working conditions, and work permit requirements. An increase in the minimum wage rate, employee benefit costs, or other costs associated with employees could adversely affect our business. There are frequently proposals under consideration, at the federal and state level, to increase the minimum wage.

     Under the Americans With Disabilities Act ("ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. We attempt to satisfy ADA requirements in the designs for our facilities, but we cannot assure you that we will not be subjected to a material ADA claim. If that were to happen, we could be ordered to spend substantial sums to achieve compliance, fines could be imposed against us, and we could be required to pay damage awards to private litigants. The ADA and other regulatory initiatives could adversely affect our business as well as the lodging industry in general.

Insurance

     We currently have the types and amounts of insurance coverage that we consider appropriate for a company in our business. While we believe that our insurance coverage is adequate, our business, results of operations, and financial condition could be materially and adversely affected if we were held liable for amounts exceeding the limits of our insurance coverage or for claims outside of the scope of our insurance coverage.

Employees

     At December 31, 1998, we employed approximately 4,600 persons, of which approximately 2,500 were part-time employees. We expect that we will significantly increase the number of our employees as our business expands. Our employees are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.

ITEM 2.      PROPERTIES

     In addition to our lodging facilities described in "Item 1. Business--Lodging Facilities" above, we also maintain a corporate headquarters and six regional offices. Our principal executive offices are located in Fort Lauderdale, Florida and our regional offices are located in Signal Hill, California; Chicago, Illinois; Clayton, Missouri; Spartanburg, South Carolina; Dallas, Texas; and Vienna, Virginia. We generally rent our office space on a short-term basis, although we have five to eight year leases for our corporate headquarters. Our offices are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional office space, as needed, on terms acceptable to us.

ITEM 3.      LEGAL PROCEEDINGS

     We are not a party to any significant litigation or claims, other than routine matters incidental to the operation of our business. To date, we have had no material claims and we do not expect that the outcome of any pending claims will have a material adverse effect on us.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

     Our common stock ("Common Stock") began trading on the New York Stock Exchange, Inc. (the "NYSE") on June 30, 1997, under the symbol "ESA." Before that, it was traded in the National Market tier of The Nasdaq Stock Market ("Nasdaq") under the symbol "STAY." On December 31, 1998, the last reported sale price of the Common Stock on the NYSE was $10.50 per share. At December 31, 1998, there were approximately 450 record holders of the Common Stock. The table below sets forth the high and low sales prices of shares of Common Stock on the NYSE and Nasdaq for the periods indicated.

     We have not paid any dividends on our Common Stock. We intend to continue to retain our earnings to finance our growth and for general corporate purposes. We do not anticipate paying any dividends in the foreseeable future. In addition, our credit facility and senior subordinated notes contain, and future financing agreements may contain, maximum debt to capitalization ratio covenants and limitations on payment of any cash dividends or other distributions of assets. These covenants and limitations could restrict our ability to pay dividends.

                               Market Information

                                                             Common Stock
                                                             ------------
                                                            High       Low
                                                            ----       ---
         Year Ended December 31, 1997:
              1st Quarter................................   $20.75    $14.75
              2nd Quarter................................    17.50     11.75
              3rd Quarter................................    16.62     13.00
              4th Quarter................................    16.00     10.62
         Year Ended December 31, 1998:
              1st Quarter................................    15.00     10.94
              2nd Quarter................................    14.75     10.75
              3rd Quarter................................    11.62      6.12
              4th Quarter................................    11.06      6.37

ITEM 6.      SELECTED FINANCIAL DATA

     The following selected financial data has been derived from our audited consolidated financial statements for the years ended December 31, 1994, 1995, 1996, 1997, and 1998. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

                                                                          Year Ended December 31,
                                                      -------------------------------------------------------------
                                                         1994        1995        1996        1997          1998
                                                      ---------   ---------   ---------    ---------    -----------
                                                           (in thousands, except per share and operating data)
Income Statement Data:
     Revenue.......................................   $  12,152   $  16,768   $  38,809   $  130,800     $  283,087
     Property operating expenses...................       5,256       6,706      16,560       60,391        122,469
     Corporate operating and property
       management expenses.........................         881       4,669      16,867       29,951         39,073
     Merger, financing and other charges...........          --          --          --       19,895         12,000
     Depreciation and amortization.................       1,472       2,059       6,139       21,331         42,293
     Income (loss) from operations.................       4,543       3,334        (757)        (768)        67,252
     Interest income (expense), net (1)............      (2,532)       (507)     13,744        9,242        (20,521)
     Provision for income taxes (2)................          --       1,217       5,231        5,838         18,693
     Net income from continuing operations.........   $   1,653   $   1,468   $   7,756   $    2,636     $   28,038
                                                      =========   =========   =========   ==========     ==========
     Net income from continuing operations per
       share (3):
         Basic.....................................               $    0.05   $    0.11   $      0.03    $     0.29
                                                                  =========   =========   ===========    ==========
         Diluted...................................               $    0.05   $    0.10   $      0.03    $     0.29
                                                                  =========   =========   ===========    ==========
     Weighted average shares outstanding (3):
         Basic.....................................                  30,381      71,933       94,233         95,896
                                                                  =========   =========   ==========     ==========
         Diluted...................................                  31,434      73,935       95,744         96,800
                                                                  =========   =========   ==========     ==========
Operating Data:
     Average occupancy rates (4)...................          85%         83%         73%          73%            73%
     Average weekly rate...........................   $     222   $     250   $     261   $      263     $      286
     Operating facilities (at period end)..........          18          24          75          185            305
     Weighted average rooms available (5)..........       1,201       1,479       3,783       12,558         25,334
     Rooms (at period end).........................       1,263       1,794       7,611       19,299         32,189
     Facilities under construction (at period end).           2          16          61           84             51
     Rooms under construction (at period end)......         144       1,780       6,864        8,953          5,320
Other Financial Data:
     Cash flows provided by (used in):
       Operating activities........................   $   3,160   $   4,186   $  20,828   $   50,263     $  118,145
       Investing activities........................      (5,891)    (35,330)   (279,259)    (609,064)      (630,027)
       Financing activities........................       2,327     156,601     356,841      337,689        509,292
     EBITDA (6)....................................       6,015       5,393       5,382       20,563        109,545
     Adjusted EBITDA (7)...........................       6,015       5,393       5,382       40,458        121,545
     Capital expenditures..........................       5,794      33,722     277,531      607,649        630,276
Balance Sheet Data (at period end):
     Cash and cash equivalents.....................   $     457   $ 125,915   $ 224,325   $    3,213     $      623
     Total assets..................................      36,222     213,445     668,435    1,070,891      1,694,582
     Long-term debt................................      32,306       4,000          --      135,000        653,000
     Stockholders' equity (deficit)................      (1,247)    199,322     628,714      834,659        866,751

(1)  Excludes interest of $153,000, $256,000, $329,000, $1,731,000, and
     $17,617,000 for 1994, 1995, 1996, 1997, and 1998, respectively, capitalized during the construction of our facilities under Statement of Financial Accounting Standards ("SFAS") Statement No. 34 "Capitalization of Interest Cost."

(2) On April 11, 1997, we completed the Merger with SPH. Historical financial information prior to SPH's initial public offering of common stock does not include a provision for income taxes because SPH's predecessor entities were S corporations or partnerships not subject to income taxes.

(3) Net income per share for the year ended December 31, 1995 is presented on a pro forma basis as if all of our income for the period was subject to income taxes.

(4) Average occupancy rates are determined by dividing the rooms occupied on a daily basis by the total number of rooms. Due to our rapid expansion, our overall average occupancy rate has been negatively impacted by the lower occupancy typically experienced during the pre-stabilization period for newly opened facilities. We expect the negative impact on overall average occupancy to decline as the ratio of newly opened properties to total properties in operation declines.

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

(7) Adjusted EBITDA for 1998 means EBITDA before $12.0 million of pre-tax charges relating to a reduction in our development plans for 1999 and 2000 as a result of unfavorable capital market conditions. Adjusted EBITDA for 1997 means EBITDA before $19.9 million of pre-tax charges consisting of (i) $9.7 million of merger expenses and costs associated with the integration of SPH's operations following the Merger, (ii) the write-off of $9.7 million of debt issuance costs associated with terminating two mortgage loan facilities upon execution by us of a revolving credit facility, and
     (iii) a $500,000 charge in connection with the listing of our Common Stock on the NYSE. We believe these charges are non-recurring in nature and will not affect our future results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Extended Stay America, Inc. was organized on January 9, 1995 as a Delaware corporation to develop, own, and operate extended stay lodging facilities. Studio Plus Hotels, Inc. was formed in December 1994 and acquired all of the assets of the SPH predecessor entities, which owned and operated StudioPLUS(TM) extended stay facilities since 1986. The acquisition of the interests of the SPH predecessor entities was accounted for as if it were a pooling of interests.

     On April 11, 1997, we completed a merger with SPH. The 12,557,786 shares of SPH common stock that were outstanding on the closing date were converted into 15,410,915 shares of our Common Stock and options to purchase 1,072,565 shares of SPH common stock were converted into options to purchase 1,316,252 shares of our Common Stock. As a result of the Merger, SPH became one of our wholly-owned subsidiaries. Our accompanying consolidated financial statements give effect to the Merger, which has been accounted for as a pooling of interests.

     We own and operate three brands in the extended stay lodging market--StudioPLUS(TM) hotels, EXTENDED STAYAMERICA Efficiency Studios, and Crossland Economy StudiosSM. Each brand is designed to appeal to different price points below $500 per week. All three brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette; and a bathroom. EXTENDED STAY rooms are designed to compete in the economy category. Crossland rooms are typically smaller than EXTENDED STAY rooms and are targeted for the budget category, and StudioPLUS facilities serve the mid-price category and generally feature larger guest rooms, an exercise room, and a swimming pool.

     The table below provides a summary of our selected development and operational results for 1996, 1997, and 1998.

                                                     Year Ended December 31,
                                                   --------------------------
                                                    1996      1997      1998
                                                   ------    ------    ------
Total Facilities Open (at period end)............      75       185       305
Total Facilities Developed.......................      41       110       120
Total Facilities Acquired........................      10        --        --
Average Occupancy Rate...........................      73%       73%       73%
Average Weekly Room Rate.........................  $  261    $  263    $  286

     Average occupancy rates are determined by dividing the rooms occupied on a daily basis by the total number of rooms. Due to our rapid expansion, our overall average occupancy rate has been negatively impacted by the lower occupancy typically experienced during the pre-stabilization period for newly-opened facilities. We expect the negative impact on overall average occupancy to decline as the ratio of newly-opened properties to total properties in operation declines. Average weekly room rates are determined by dividing room revenue by the number of rooms occupied on a daily basis for the applicable period and multiplying by seven. The average weekly room rates are generally greater than standard room rates because of (i) stays of less than one week, which are charged at a higher nightly rate, (ii) higher weekly rates for rooms that are larger than the standard rooms, and (iii) additional charges for more than one person per room. We expect that our future occupancy and room rates will be impacted by a number of factors, including the number and geographic location of new facilities as well as the season in which we open those facilities. We also cannot assure you that we can maintain our occupancy and room rates.

     The following is a summary of the our development status as of December 31, 1998, by brand. We expect to complete the construction of the facilities currently under construction generally within the next twelve months, however, we cannot assure you that we will complete construction within the time periods we have historically experienced. Our ability to complete construction may be materially impacted by various factors including final permitting and obtaining certificates of occupancy, as well as weather-induced construction delays.

                                                                EXTENDED
                                                    Crossland     STAY      StudioPLUS    Total
                                                    ---------   --------    ----------    -----
Operating Facilities...........................        33          181          91         305
Facilities Under Construction..................         6           31          14          51

Results of Operations

1998 Compared to 1997

   Property Operations

     The following is a summary of the number of properties in operation at the end of each year along with the related average occupancy rates and average weekly room rates during each year:

                                                       Year Ended                         Year Ended
                                                    December 31, 1998                  December 31, 1997
                                            -------------------------------     ------------------------------
                                                                    Average                            Average
                                                         Average    Weekly                  Average    Weekly
                                            Facilities  Occupancy    Room      Facilities  Occupancy    Room
                                               Open       Rate       Rate         Open       Rate       Rate
                                            ----------  ---------   -------    ----------  ---------  --------
Crossland.................................       33       61%       $ 198            6       65%        $183
EXTENDED STAY.............................      181       75          281          114       72          251
StudioPLUS................................       91       70          322           65       78          302
                                               ----       --        -----         ----       --        -----
     Total................................      305       73%       $ 286          185       73%        $263
                                               ====       ==        =====         ====       ==        =====

     The average occupancy rate in 1998 for the 75 properties that we owned and operated as of January 1, 1997 was 80%. Because newly-opened properties typically experience lower occupancies during their pre-stabilization period, average occupancy rates are impacted by the ratio of newly-opened properties to total properties. A total of 120 properties commenced operations in 1998 compared to 110 properties that were opened in 1997. For the EXTENDED STAY brand, occupancy rates increased for 1998 as compared to 1997 primarily due to a decrease in the ratio of newly-opened properties to total properties for that brand. Occupancy rates decreased for the Crossland brand primarily due to an increase in the number of newly-opened properties for that brand. Occupancy rates for the StudioPLUS brand were also diluted by an increase in the number of newly-opened properties for that brand. In addition, the 35 StudioPLUS properties opened before 1997 experienced average declines in occupancy of approximately five percentage points. We believe that this decline was due to a number of factors, including primarily a change in the pricing policies for the StudioPLUS brand during 1998 to eliminate certain rate discounts, changes in personnel as a result of management restructuring following the Merger with SPH, and additional competition from new properties that we and our competitors have opened in the markets served by these properties. We do not expect that the majority of our properties will experience similar conditions.

     The increase in overall average weekly room rates for 1998 compared to 1997 reflects the geographic dispersion of properties opened during 1998 and the higher standard weekly room rates in certain of those markets. The increase also is due in part to increases in rates charged in previously opened properties. The average weekly room rate for the 75 properties that we owned and operated throughout both periods increased by 2% in 1998. These increases were partially offset by an increase in the percentage of total facilities (as of the end of the year) represented by lower priced EXTENDED STAY and Crossland facilities. This percentage increased to 70% for 1998 from 65% for 1997. We expect our overall average weekly room rate will continue to be impacted as EXTENDED STAY and Crossland facilities increase as a percentage of our total facilities.

     We recognized total revenue for 1998 and 1997 of $283.1 million and $130.8 million, respectively. This is an increase of $152.3 million or 116%. Approximately $150.2 million of the increased revenue was attributable to properties that we opened during 1998 and 1997, and approximately $2.1 million was attributable to an increase in revenue for the 75 properties that we owned and operated throughout both periods.

     Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating and property management expenses, depreciation, or interest were $122.5 million (43% of total revenue) for 1998 compared to $60.4 million (46% of total revenue) for 1997. The decrease in property operating expenses as a percentage of total revenue for 1998 as compared to 1997 was primarily a result of a decrease in the ratio of newly opened properties to total properties. Operating expenses as a percentage of revenue generally decline as a newly-opened property increases its occupancy and revenue because the majority of these expenses do not vary based on occupancy. As a result, we realized property operating margins of 57% for 1998 and 54% for 1997.

     The provisions for depreciation and amortization for our lodging facilities of $40.8 million for 1998 and $19.9 million for 1997 were computed using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation. The increase in depreciation and amortization for 1998 as compared to 1997 is because we opened 120 additional properties in 1998 and we operated for a full year the 110 properties opened in 1997.

   Corporate Operations

     Corporate operating and property management expenses include all expenses not directly related to the development or operation of the lodging facilities. These expenses consist primarily of personnel, travel, and certain marketing costs, as well as development costs that are not directly related to a site that we will develop. We incurred corporate operating and property management expenses of $39.1 million (14% of total revenue) in 1998 and $30.0 million (23% of total revenue) in 1997. The increase in the amount of these expenses for 1998 as compared to 1997 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated and sites we developed. We expect these expenses will continue to increase in total amount but decline as a percentage of revenue as we develop and operate additional facilities in the future.

     Depreciation and amortization in the amount of $1.5 million for 1998 and $1.4 million for 1997 were computed using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of our facilities. These assets were primarily office furniture and equipment.

     We realized $2.9 million of interest income during 1998 and $9.2 million during 1997. This interest income was primarily attributable to the temporary investment of funds drawn under our credit facilities and funds received from an offering of Common Stock in 1997. The decrease in interest income for 1998 as compared to 1997 was due to the decrease in our average cash and cash equivalent balances as a result of our continued investments in property and equipment during 1998. We incurred interest charges of $41.0 million during 1998 and $1.7 million during 1997. Of these amounts, $17.6 million during 1998 and $1.7 million during 1997 was capitalized and included in the cost of buildings and improvements.

     We recognized income tax expense of $18.7 million (40% of income before taxes) for 1998 and $5.8 million (69% of income before taxes) for 1997. Our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes and, for 1997, due to permanent tax differences relating to merger expenses and tax exempt interest income. We expect that our annualized effective income tax rate for 1999 will be approximately 40%.

   Merger, Financing, and Other Charges

     Our normal operating procedures call for us to invest varying amounts in our sites under option in terms of (1) earnest money which would be applied to the purchase of a site, but that in certain circumstances may not be refundable,
(2) legal, environmental, engineering, and architectural outlays needed to determine the feasibility of acquiring a site and constructing a hotel on that site, and (3) salaries, wages, and travel costs of our personnel related to the sites. We capitalize these expenses in accordance with generally accepted accounting principles. In the quarter ended September 30, 1998, we announced a reduction in our development plans for 1999 and 2000 as a result of unfavorable capital market conditions. This meant that certain sites we had under option would not be developed. As a result, we established a valuation allowance of $12.0 million for the write-off of expenses related to these sites. This resulted in a corresponding expense during the quarter ended September 30, 1998. At December 31, 1998, a total of $10.5 million of those costs, including $265,000 in termination payments to employees, had been charged against the allowance and $1.5 million was included in other current liabilities. We believe that these charges are non-recurring in nature and will not affect the future results of operations.

   1997 Compared to 1996

   Property Operations

     The following is a summary of the number of properties in operation at the end of each year along with the related average occupancy rates and average weekly room rates during each year:

                                                       Year Ended                         Year Ended
                                                    December 31, 1997                  December 31, 1996
                                            -------------------------------     ------------------------------
                                                                    Average                            Average
                                                         Average    Weekly                  Average    Weekly
                                            Facilities  Occupancy    Room      Facilities  Occupancy    Room
                                               Open       Rate       Rate         Open       Rate       Rate
                                            ----------  ---------  --------    ----------  ---------  --------
Crossland.................................        6       65%       $ 183          --        --           --
EXTENDED STAY.............................      114       72          251          40        65%       $ 233
StudioPLUS................................       65       78          302          35        81          284
                                               ----       --        -----          --        --          ---
     Total................................      185       73%       $ 263          75        73%       $ 261
                                               ====       ==        =====          ==        ==        =====

     The average occupancy rate in 1997 for the 24 properties that we owned and operated as of January 1, 1996 was 83%. A total of 110 properties commenced operations in 1997 compared to 41 properties that were opened in 1996. For the EXTENDED STAY brand, occupancy rates increased for 1997 as compared to 1996 primarily due to a decrease in the ratio of newly-opened properties to total properties for that brand. Occupancy rates decreased for the StudioPLUS brand primarily due to an increase in the ratio of newly-opened properties to total properties for that brand.

     The increase in overall average weekly room rates for 1997 compared to 1996 reflects the geographic dispersion of properties opened during 1997 and the higher standard weekly room rates in certain of those markets. The increase also is due in part to increases in rates charged in previously opened properties. The average weekly room rate for the 24 properties that we owned and operated throughout both periods increased by 2% in 1997. These increases were partially offset by an increase in the percentage of total facilities (as of the end of the year) represented by lower priced EXTENDED STAY and Crossland facilities. This percentage increased to 65% for 1997 from 53% for 1996.

     We recognized total revenue for 1997 and 1996 of $130.8 million and $38.8 million, respectively. This is an increase of $92.0 million or 237%. Approximately $91.2 million of the increased revenue was attributable to properties that we opened or acquired during 1997 and 1996, and approximately $757,000 was attributable to an increase in revenue for the 24 properties that we owned and operated throughout both periods.

     Property operating expenses were $60.4 million (46% of total revenue) for 1997, compared to $16.6 million (43% of total revenue) for 1996. The increase in property operating expenses as a percentage of total revenue for 1997 as compared to 1996 was primarily a result of the lower occupancies and revenue during the pre-stabilization period for the 110 properties that commenced operations during 1997. As a result, we realized property operating margins of 54% for 1997 and 57% for 1996.

     The provisions for depreciation and amortization for our lodging facilities were $19.9 million for 1997 and $5.6 million for 1996. The increase in depreciation and amortization for 1997 as compared to 1996 is because we opened 110 additional properties in 1997 and we operated for a full year the 51 properties opened or acquired in 1996.

   Corporate Operations

     We incurred corporate operating and property management expenses of $30.0 million (23% of total revenue) in 1997 and $16.9 million (43% of total revenue) in 1996. The increase in the amount of these expenses for 1997 as compared to 1996 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated and sites we developed.

     Depreciation and amortization for assets not directly related to the operation of our facilities was $1.4 million for 1997 and $495,000 for 1996.

     We realized $9.2 million of interest income during 1997 and $13.7 million during 1996. This interest income was primarily attributable to the investment of funds received from offerings of common stock. The decrease in interest income for 1997 as compared to 1996 was due to the decrease in our average cash and cash equivalent balances as a result of our continued investments in property and equipment during 1997. We incurred interest charges of $1.7 million during 1997 and $332,000 during 1996, substantially all of which was capitalized and included in the cost of buildings and improvements.

     We recognized income tax expense of $5.8 million (69% of income before taxes) for 1997 and $5.2 million (40% of income before taxes) for 1996. Our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes and, for 1997, due to permanent tax differences relating to merger expenses and tax exempt interest income.

   Merger, Financing, and Other Charges

     During 1997, we recorded merger, financing, and other charges totaling $19.9 million. These pre-tax charges consisted of (i) $9.7 million of merger expenses and costs associated with the integration of SPH's operations following the Merger, (ii) the write-off of $9.7 million of deferred costs associated with two mortgage loan facilities, which were terminated upon execution of a revolving credit facility, and (iii) a charge of $500,000 in connection with moving the listing of our Common Stock to the NYSE from the National Market tier of the Nasdaq Stock Market. We believe that these charges are non-recurring in nature and will not affect the future results of operations.

Liquidity and Capital Resources

     We had net cash and cash equivalents of $0.6 million as of December 31, 1998 and $3.2 million as of December 31, 1997. At December 31, 1998, we had invested approximately $5.9 million in short-term demand notes having credit ratings of A1/Pl or equivalent using domestic commercial banks and other financial institutions. We did not have these investments as of December 31, 1997. We also deposited excess funds during these periods in an overnight sweep account with a commercial bank which in turn invested those funds in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, we did not take possession of the securities, which were instead held by the financial institutions. The market value of the securities held pursuant to these arrangements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation. During 1996, SPH temporarily invested proceeds from an offering of its common stock in investments with maturities greater than 90 days. These investments were in a mutual fund (primarily in municipal bonds) and in United States Government obligations and have been classified as "investments available-for-sale" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In 1996, purchases of these "investments available-for-sale" aggregated $38.8 million and proceeds from the sale or maturity of these investments aggregated $39.3 million.

     Our operating activities generated cash of $118.1 million in 1998, $50.3 million in 1997, and $20.8 million in 1996.

     We used $630.3 million to acquire land and develop and furnish 171 sites opened or under construction in 1998, $607.6 million for 194 sites in 1997, and $273.3 million for 102 sites in 1996. We also acquired ten existing extended stay facilities in 1996. Those facilities were paid for by the issuance of Common Stock valued at $55.2 million and the payment of $4.3 million in cash.

     Our cost to develop a property varies significantly by brand and by geographic location due to differences in land and labor costs. Similarly, the average weekly rate charged and the resultant cash flow from these properties will vary significantly but generally are expected to be in proportion to the development costs. For the 272 properties we opened from January 1, 1996 through December 31, 1998, the average development cost was approximately $5.0 million with an average of 107 rooms. In 1999, we expect to open a number of properties in the Northeast and West where average development costs are higher. Accordingly, we expect our average development cost for 1999 to increase to approximately $6.3 million per property.

     We received net proceeds from the exercise of options to purchase common stock and from offerings of common stock totaling $4.5 million in 1998, $202.1 million in 1997, and $365.6 million in 1996. In 1998, we also made open market repurchases of 169,900 shares of Common Stock for approximately $1.3 million.

     In May 1995, SPH entered into a $30 million revolving credit agreement to fund future development and construction of additional hotels and for working capital. In February 1996, SPH increased this line of credit to $50 million, maturing in 1998. During 1996, SPH received proceeds of $27.0 million and made payments of $31.6 million on its line of credit, which was terminated upon consummation of the Merger with us in 1997.

     In September 1997, we executed an agreement with various banks establishing a credit facility that provided for up to $500 million of revolving loans on a senior collateralized basis that had a maturity of December 31, 2002 to be used for general corporate purposes, including the construction and acquisition of extended stay properties. Upon entering into the revolving credit facility, we terminated two mortgage loan facilities, which had provided for an aggregate of $400 million in mortgage loans. We recorded a pre-tax charge of $9.7 million at that time, which represented the write-off of debt issuance costs associated with the mortgage loan facilities. In March 1998 we amended the revolving credit facility and, as amended, it became the Credit Facility. The Credit Facility was again amended in September 1998 and December 1998.

     The Credit Facility provides for a $350 million revolving loan facility (the "Revolving Facility"), a $150 million term loan facility (the "Tranche A Facility"), a $200 million term loan facility (the "Tranche B Facility"), and a $100 million term loan facility (the "Tranche C Facility"). As of December 31, 1998, we had outstanding loans of $105 million under the Revolving Facility, $150 million under the Tranche A Facility and $200 million under the Tranche B Facility. At least $275 million of loans must be outstanding under the Revolving Facility on the date any term loans under the Tranche C Facility are funded.

     Loans under the Credit Facility bear interest, at the our option, at either a prime-based rate ("Base Rate") or a LIBOR-based rate ("Eurodollar Rate"), plus an applicable margin. The applicable margin is an annual rate that fluctuates based on our ratio of Consolidated Debt to Consolidated EBITDA (as defined in the Credit Facility). The applicable margin for the various loan facilities in the Credit Facility are shown in the table below:

                                              Base Rate    Eurodollar Rate
                                              ---------    ---------------
       Revolving Facility................      0-0.875%       1.00-1.875%
       Tranche A Facility................      0-0.875%       1.00-1.875%
       Tranche B Facility................       1.75%             2.75%
       Tranche C Facility................       2.50%             3.50%

     The loans under the Revolving Facility and the Tranche A Facility mature on December 31, 2002. The loans under the Tranche B Facility and the Tranche C Facility mature on December 31, 2003 and 2004, respectively, but are subject to principal payments of 1% of the initial loan amounts in each of the years 1999 through 2002 for the Tranche B Facility and 2000 through 2003 for the Tranche C Facility. The remaining balances must be repaid in four equal quarterly installments in the years of maturity.

     Our obligations under the Credit Facility are guaranteed by each of our subsidiaries. They are also collateralized by a first priority lien on all stock of our subsidiaries and all other current and future assets owned by us and our subsidiaries (other than mortgages on our real property).

     The Credit Facility contains a number of negative covenants, including, among others, covenants that limit our ability to incur debt, make investments, pay dividends, prepay other indebtedness, engage in transactions with affiliates, enter into sale-leaseback transactions, create liens, make capital expenditures, acquire or dispose of assets, or engage in mergers or acquisitions. In addition, the Credit Facility contains affirmative covenants, including, among others, covenants that require us to maintain our corporate existence, comply with laws, maintain our properties and insurance, and deliver financial and other information to the lenders. The Credit Facility also requires us to comply with certain financial tests and to maintain certain financial ratios on a consolidated basis.

     On March 10, 1998, we issued $200 million aggregate principal amount of Senior Subordinated Notes (the "Notes"). The Notes bear interest at an annual rate of 9.15%, payable semiannually on March 15 and September 15 of each year and mature on March 15, 2008. We may redeem the Notes beginning on March 15, 2003. The initial redemption price is 104.575% of their principal amount, plus accrued interest. The redemption price declines each year after 2003 and is 100% of their principal amount, plus accrued interest, after 2006. In addition, before March 15, 2001, we may redeem up to $70 million of the Notes, using the proceeds from certain sales of our stock, at 109.15% of their principal amount, plus accrued interest.

     The Notes are uncollateralized and are subordinated to all of our senior indebtedness including the Credit Facility, and contain certain covenants for the benefit of the holders of the Notes. These covenants, among other things, limit our ability to incur additional indebtedness, pay dividends and make investments and other restricted payments, enter into transactions with 5% stockholders or affiliates, create liens, and sell assets.

     We had commitments totaling approximately $120.0 million at December 31, 1998 to complete construction of extended stay properties. We believe that the remaining availability under the Credit Facility, together with cash on hand and cash flows from operations, will provide sufficient funds to develop the properties we currently plan to open in 1999 and to fund our operating expenses through 1999. We expect we will continue to rapidly expand our operations. Beginning in 1999, we plan to open properties with total costs of approximately $350 million per year. We expect to finance this development with internally generated cash flows and increases in our debt facilities. The timing and amount of financing we will need will depend on a number of factors, including the number of properties we construct or acquire, the timing of that development, and the cash flow generated by our properties. Also, if capital markets provide favorable opportunities, our plans or assumptions change or prove to be inaccurate, our existing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions, we may seek additional capital sooner than currently anticipated. Sources of financing may include public or private debt or equity financing. We cannot assure you that we will be able to obtain additional financing on acceptable terms, if at all. Our failure to raise additional capital could result in the delay or abandonment of some or all of our development and expansion plans, and could have a material adverse effect on the Company.

Impact of the Year 2000 Issue and Accounting Releases

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Based on our assessment, we do not anticipate that any significant modification or replacement of our hardware or software will be necessary for our computer systems to properly use dates beyond December 31, 1999 or that we will incur significant operating expenses to make any such computer system improvements. We are undertaking an assessment as to whether any of our significant suppliers, lenders, or service providers will need to make any such software modifications or replacements. While we do not expect the failure of any third parties to address the Year 2000 Issue to uniquely impact our business, we could be adversely affected should the availability of electricity, gas, water, and telephone services be interrupted. In addition, we could be adversely affected if other businesses are impacted by the Year 2000 Issue to the extent that business related travel is reduced significantly or in the event that our employees are unable to fulfill their responsibilities. We do not expect these pervasive failures to result from the Year 2000 Issue, however, we cannot give you any assurance that these problems will not arise.

     In April 1998, the Accounting Standards Executive Committee released Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that start-up costs, including pre-opening and organizational costs be expensed as incurred and is effective for financial statements issued for periods beginning after December 15, 1998. At December 31, 1998, we had unamortized pre-opening and organization costs of approximately $1.3 million. Under SOP 98-5, we would have reported an increase in expenses of approximately $139,000 for 1998.

Seasonality and Inflation

     Based upon the operating history of our facilities, we believe that extended stay lodging facilities are not as seasonal in nature as the overall lodging industry. We do expect, however, that our occupancy rates and revenues will be lower than average during the first and fourth quarters of each calendar year. Because many of our expenses do not fluctuate with changes in occupancy rates, declines in occupancy rates may cause fluctuations or decreases in our quarterly earnings.

     The rate of inflation as measured by changes in the average consumer price index has not had a material effect on our revenue or operating results during any of the periods presented. We cannot assure you, however, that inflation will not affect our future operating or construction costs.

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements. All statements regarding our expected financial position, business, and financing plans are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors ("Cautionary Statements") which may cause our actual results, performance, or achievements to be materially different. These factors include, among other things:

     o our limited operating history and uncertainty as to our future profitability;

     o our ability to meet construction and development schedules and budgets;

     o our ability to develop and implement the operational and financial systems needed to manage rapidly growing operations;

     o        uncertainty as to the consumer demand for extended stay lodging;

     o        increasing competition in the extended stay lodging market;

     o our ability to integrate and successfully operate acquired properties and the risks associated with such properties;

     o our ability to obtain financing on acceptable terms to finance our growth; and

     o our ability to operate within the limitations imposed by financing arrangements.

     Other matters set forth in this Annual Report may also cause our actual future results to differ materially from these forward-looking statements. There can be no assurance that our expectations will prove to be correct. In addition, all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. You are cautioned not to place undue reliance on these forward-looking statements. All of these forward-looking statements are based on our expectations as of the date of this Annual Report. We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     *****

                          INDEX TO FINANCIAL STATEMENTS

                                                         Page
                                                         ----
EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

Report of Independent Accountants......................   29

Consolidated Balance Sheets as of December 31, 1998
   and 1997............................................   30

Consolidated Statements of Income for the years ended
   December 31, 1998, 1997, and 1996...................   31

Consolidated Statements of Stockholders' Equity for
   the years ended December 31, 1998, 1997, and 19.....   32

Consolidated Statements of Cash Flows for the years
   ended December 31, 1998, 1997, and 1996.............   33

Notes to Consolidated Financial Statements.............   34

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
Extended Stay America, Inc.
Ft. Lauderdale, Florida


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Extended Stay America, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                            PRICEWATERHOUSECOOPERS LLP


Spartanburg, South Carolina
January 29, 1999

                           EXTENDED STAY AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                       ASSETS                                                December 31,
                                       ------                                                ------------
                                                                                          1998              1997
                                                                                      -----------        ----------
Current assets:
     Cash and cash equivalents...................................................     $       623        $    3,213
     Accounts receivable.........................................................           5,946             3,651
     Prepaid expenses............................................................           1,743             3,869
     Deferred income taxes.......................................................          27,735             6,895
     Other current assets........................................................             781               866
                                                                                      -----------        ----------
        Total current assets.....................................................          36,828            18,494
Property and equipment, net......................................................       1,637,334         1,042,741
Deferred loan costs..............................................................          19,260             8,167
Other assets.....................................................................           1,160             1,489
                                                                                      -----------        ----------
                                                                                      $ 1,694,582       $ 1,070,891
                                                                                      ===========       ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
Current liabilities:
     Accounts payable............................................................     $    62,834        $   51,310
     Income taxes payable........................................................           7,079
     Accrued retainage...........................................................          25,442            19,951
     Accrued property taxes......................................................           6,856             3,417
     Accrued salaries and related expenses.......................................           1,816             2,707
     Accrued interest............................................................           7,010               356
     Other accrued expenses......................................................          15,304             5,098
     Current portion of long-term debt...........................................           2,000
                                                                                      -----------        ----------
        Total current liabilities................................................         128,341            82,839
                                                                                      -----------        ----------
Deferred income taxes............................................................          46,490            18,393
                                                                                      -----------        ----------
Long-term debt...................................................................         653,000           135,000
                                                                                      -----------        ----------

Commitments

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding...................................................
     Common stock, $.01 par value, 500,000,000 shares authorized, 95,968,379 and
        95,604,208 shares issued and outstanding,
         respectively............................................................             960               956
     Additional paid-in capital..................................................         827,110           823,060
     Retained earnings...........................................................          38,681            10,643
                                                                                      -----------        ----------
        Total stockholders' equity...............................................         866,751           834,659
                                                                                      -----------        ----------
                                                                                      $ 1,694,582       $ 1,070,891
                                                                                      ===========       ===========


                See notes to consolidated financial statements.

                           EXTENDED STAY AMERICA, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                                  1998         1997         1996
                                                                                ---------    --------    ---------
Revenue:
     Room revenue.........................................................      $ 273,864   $ 126,095    $  37,480
     Other revenue........................................................          9,223       4,705        1,329
                                                                                ---------    --------    ---------
         Total revenue....................................................        283,087     130,800       38,809
                                                                                ---------    --------    ---------
Costs and expenses:
     Property operating expenses..........................................        122,469      60,391       16,560
     Corporate operating and property management expenses.................         39,073      29,951       16,867
     Merger, financing and other charges..................................         12,000      19,895
     Depreciation and amortization........................................         42,293      21,331        6,139
                                                                                ---------    --------    ---------
         Total costs and expenses.........................................        215,835     131,568       39,566
                                                                                ---------    --------    ---------
Income (loss) from operations.............................................         67,252        (768)        (757)
Interest income (expense), net............................................        (20,521)      9,242       13,744
                                                                                ----------   --------    ---------
Income before income taxes................................................         46,731       8,474       12,987
Provision for income taxes................................................         18,693       5,838        5,231
                                                                                ---------    --------    ---------
Net income................................................................      $  28,038    $  2,636    $   7,756
                                                                                =========    ========    =========

Net income per share:
     Basic................................................................      $    0.29    $   0.03    $   0.11
                                                                                =========    ========    ========
     Diluted..............................................................      $    0.29    $   0.03    $   0.10
                                                                                =========    ========    ========

Weighted average shares:
     Basic................................................................         95,896      94,233       71,933
     Effect of dilutive options...........................................            904       1,511        2,002
                                                                                ---------    --------    ---------
     Diluted..............................................................         96,800      95,744       73,935
                                                                                =========    ========    =========


                See notes to consolidated financial statements.

                           EXTENDED STAY AMERICA, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                             Additional                               Total
                                             Common            Paid-in          Retained          Stockholders'
                                              Stock            Capital          Earnings             Equity
                                             -------         -----------        --------          -------------
Balance as of January 1, 1996.........          284          $  198,787         $    251           $ 199,322
Issuances of common stock for
   acquisitions of extended stay
   facilities.........................           45              55,198                               55,243
Issuances of common stock,
   net of issuance costs..............          255             365,972                              366,227
Stock options exercised, including
   tax benefit of $108................                              166                                  166
Retroactive effect of three-for-two
   stock split on July 9, 1996........           32                 (32)
Retroactive effect of two-for-one
   stock split on July 19, 1996.......          221                (221)
Net income............................                                             7,756               7,756
                                           --------          ----------         --------           ---------
Balance as of December 31, 1996.......          837             619,870            8,007             628,714
Issuance of common stock,
   net of issuance costs..............          115             197,978                              198,093
Stock options exercised, including
   tax benefit of $1,174..............            4               5,212                                5,216
Net income............................                                             2,636               2,636
                                           --------          ----------      -----------           ---------
Balance as of December 31, 1997.......          956             823,060           10,643             834,659
Repurchases of common stock...........           (1)             (1,251)                              (1,252)
Stock options exercised, including
   tax benefit of $794................            5               5,301                                5,306
Net income............................                                            28,038              28,038
                                           --------          ----------      -----------           ---------
Balance as of December 31, 1998.......          960          $  827,110      $    38,681           $ 866,751
                                           ========          ==========      ===========           =========


                See notes to consolidated financial statements.

                           EXTENDED STAY AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                                   1998        1997         1996
                                                                                ---------    --------     --------
Cash flows from operating activities:
    Net income................................................................  $  28,038    $  2,636     $  7,756
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization.........................................     42,293      21,331        6,139
        Amortization and write off of deferred loan costs.....................      2,566       9,667
        Write offs and unsuccessful development costs.........................     14,917       2,731        1,475
        Deferred income taxes.................................................      8,051       5,832        2,574
        Other, net............................................................                    485         (469)
        Changes in operating assets and liabilities:
              Accounts receivable.............................................     (2,795)     (1,986)      (1,002)
              Prepaid expenses................................................      2,775      (3,073)        (480)
              Other current assets............................................     (1,403)       (954)         (28)
              Accounts payable................................................       (982)      7,542          643
              Income taxes payable............................................      7,079
              Accrued property taxes..........................................      3,439       2,634
              Accrued salaries and related expenses...........................       (891)        324          885
              Accrued interest................................................      6,653         356
              Other accrued expenses..........................................      8,405       2,738        3,335
                                                                                ---------    --------     --------
                  Net cash provided by operating activities...................    118,145      50,263       20,828
                                                                                ---------    --------     --------
Cash flows from investing activities:
    Additions to property and equipment.......................................   (630,276)   (607,649)    (273,260)
    Acquisitions of extended stay properties..................................                              (4,271)
    Purchase of investments available-for-sale................................                             (38,829)
    Proceeds from sale/maturity of investments available-for-sale.............                              39,298
    Other assets..............................................................        249      (1,415)      (2,197)
                                                                                ---------    --------     --------
                  Net cash used in investing activities.......................   (630,027)   (609,064)    (279,259)
                                                                                ----------   --------     --------
Cash flows from financing activities:
    Proceeds from exercise of Company stock options and issuances of
    common stock                                                                    4,512      202,135     365,636
    Repurchase of Company common stock........................................     (1,252)
    Proceeds from long-term debt..............................................    548,500     143,869       27,000
    Principal payments on long-term debt......................................                             (31,630)
    Repayments of revolving credit facility...................................    (28,500)
    Additions to deferred loan and other costs................................    (13,968)     (8,315)      (4,165)
                                                                                ---------    --------     --------
                  Net cash provided by financing activities...................    509,292     337,689      356,841
                                                                                ---------    --------     --------
Increase (decrease) in cash and cash equivalents..............................     (2,590)   (221,112)      98,410
Cash and cash equivalents at beginning of period..............................      3,213     224,325      125,915
                                                                                ---------    --------     --------
Cash and cash equivalents at end of period....................................  $     623    $  3,213     $224,325
                                                                                =========    ========     ========
Noncash investing and financing transactions:
    Issuances of common stock for acquisitions of extended stay properties....  $            $            $ 55,243
                                                                                =========    ========     ========
    Capitalized or deferred items included in accounts payable and
    accrued liabilities                                                         $ 67,566     $ 49,308     $ 17,671
                                                                                ========     =====================
    Conversion of amounts due under revolving credit facility to term loan....  $ 100,000
                                                                                =========
    Capitalization of amortized deferred loan costs...........................  $     511
                                                                                =========
Supplemental cash flow disclosures:
    Cash paid for:
        Income taxes, net of refunds of $415 in 1998..........................  $   2,681    $  1,340     $  2,267
                                                                                =========    ========     ========
        Interest expense, net of amounts capitalized..........................  $  23,396    $            $      3
                                                                                =========    ========     ========


                See notes to consolidated financial statements.

                           EXTENDED STAY AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (000's omitted in all tables except per share data)

Note 1--Organization, Operations and Basis of Presentation

     Extended Stay America, Inc. ("ESA") was organized on January 9, 1995, as a Delaware corporation to develop, own, and operate extended stay lodging facilities.

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

     All per share data and numbers of shares of Common Stock for all periods presented included in the consolidated financial statements and notes thereto have been adjusted to reflect stock splits as more fully described in Note 8--Stockholders' Equity.

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

     At December 31, 1998, the Company had invested approximately $5.9 million in short-term demand notes. The Company did not have such investments as of December 31, 1997. In addition, during these periods the Company invested excess funds in an overnight sweep account with a commercial bank which invested in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, the Company did not take possession of the securities, which were instead held by the financial institution. The market value of the securities held pursuant to the agreements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

                           EXTENDED STAY AMERICA, INC.

   Property and Equipment

     Property and equipment is stated at cost. The Company capitalizes salaries and related costs for site selection, design and construction supervision. The Company also capitalizes construction period interest.

     Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to operations as incurred; major renewals and improvements are capitalized. The gain or loss on the disposition of property and equipment is recorded in the year of disposition.

     The estimated useful lives of the assets are as follows:

                  Building and improvements.................     40 years
                  Furniture, fixtures and equipment.........   3-10 years

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

   Pre-Opening Costs

     The Company capitalizes compensation and other training-related costs incurred prior to the opening of a property and amortizes such costs over a period of twelve months. Pre-opening costs of $2,317,000 and $1,260,000 as of December 31, 1998, and 1997, respectively, are included in other current assets, net of accumulated amortization of $1,563,000 and $613,000, respectively.

   Organization Costs

     Organization costs are amortized over sixty months using the straight-line method. As of December 31, 1998 and 1997, costs of $679,000 and $568,000, respectively, reduced by accumulated amortization of $163,000 and $84,000, respectively, are included in other assets.

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

   Net Income Per Share

     The Company determines earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") Statement No. 128, "Earnings Per Share". For the years ended December 31, 1998, 1997 and 1996, the computation of diluted EPS does not include approximately 8,828,000, 3,180,000 and 165,000 weighted average shares, respectively, of Common Stock represented by outstanding options because the exercise price of the options was greater than the average market price of Common Stock during the period.

   Business Segment

     The Company operates principally in one business segment which is to develop, own, and operate extended stay lodging facilities.

   New Accounting Pronouncements

     In April, 1998, the Accounting Standards Executive Committee released Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that start-up costs, including pre-opening and organizational costs be expensed as incurred and is effective for financial statements issued for periods beginning after December 15, 1998. At December 31, 1998, the Company had unamortized pre-opening and organization costs of approximately $1.3 million. Under SOP 98-5, the Company would have reported an increase in expenses of approximately $139,000 for the year ended December 31, 1998.

   Reclassification

     Certain previously reported amounts have been reclassified to conform with the current presentation.

Note 3--Property and Equipment

     Property and equipment consist of the following:

                                                                               December 31,
                                                                               ------------
                                                                           1998           1997
                                                                        -----------   -----------
         Land and improvements, including land under current
           development...............................................   $   408,767   $   289,820
         Buildings and improvements..................................       961,063       449,782
         Furniture, fixtures, equipment and supplies.................       211,320       128,104
         Construction in progress....................................       128,337       207,223
                                                                        -----------   -----------
                                                                          1,709,487     1,074,929
         Less:  Accumulated depreciation.............................        72,153        32,188
                                                                        -----------   -----------
         Total property and equipment................................   $ 1,637,334    $1,042,741
                                                                        ===========   ===========

     The Company had commitments totaling approximately $120.0 million to complete construction of additional extended stay properties at December 31, 1998.

     For the years ended December 31, 1998, 1997 and 1996 the Company incurred interest of $41,014,000, $1,731,000, and $332,000, respectively, of which
$17,617,000, $1,731,000, and $329,000, respectively, was capitalized and included in the cost of buildings and improvements.

                           EXTENDED STAY AMERICA, INC.

Note 4--Options to Purchase Property Sites

     As of December 31, 1998, the Company had options to purchase parcels of real estate in 30 locations in 14 states. The Company had paid approximately $2.3 million in connection with these options as of December 31, 1998. If the Company does not acquire these parcels, the amounts paid in connection with the options may be forfeited under certain circumstances. These amounts are included in property and equipment.

Note 5--Purchase Acquisitions of Extended Stay Properties

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

     The following unaudited pro forma condensed statement of income of the Company is presented as if the Company had completed the Acquisitions, excluding one of the acquisitions which did not meet certain materiality standards (the "Significant Acquisitions") on January 1, 1996. This pro forma information is based in part upon the consolidated statements of income of each of the Significant Acquisitions. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This pro forma condensed consolidated statement of income is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1996, nor does it purport to represent the results of operations for future periods.

                                           Pro Forma for the
                                              Year Ended
                                           December 31, 1996
                                           -----------------
Total revenue............................      $   44,022
Total costs and expenses.................          42,162
                                               ----------
Income from operations...................           1,860
Interest income..........................          13,744
                                               ----------
Income before income taxes...............          15,604
Provision for income taxes...............           6,277
                                               ----------
Net income...............................      $    9,327
                                               ==========
Net income per share:
    Basic................................      $     0.13
                                               ==========
    Diluted..............................      $     0.12
                                               ==========
Weighted average shares:
    Basic................................          74,448
                                               ==========
    Diluted..............................          76,450
                                               ==========
Note 6--Long-Term Debt

     In September 1997, the Company executed an agreement with various banks establishing a credit facility that provided for up to $500 million of revolving loans on a senior collateralized basis that had a maturity of December 31, 2002 to be used for general corporate purposes, including the construction and acquisition of extended stay properties. Upon entering into the revolving credit facility, the Company terminated two mortgage loan facilities, which had provided for an aggregate of $400 million in mortgage loans. In March 1998, the Company amended the

                           EXTENDED STAY AMERICA, INC.

revolving credit facility and, as amended, it became the Credit Facility. The Credit Facility was again amended in September 1998 and December 1998.

     The Credit Facility provides for a $350 million revolving loan facility (the "Revolving Facility"), a $150 million term loan facility (the "Tranche A Facility"), a $200 million term loan facility (the "Tranche B Facility"), and a $100 million term loan facility (the "Tranche C Facility"). As of December 31, 1998, the Company had outstanding loans of $105 million under the Revolving Facility, $150 million under the Tranche A Facility and $200 million under the Tranche B Facility. At least $275 million of loans must be outstanding under the Revolving Facility on the date the Tranche C Facility is funded.

     Loans under the Credit Facility bear interest, at the Company's option, at either a prime-based rate ("Base Rate") or a LIBOR-based rate ("Eurodollar Rate"), plus an applicable margin. The applicable margin is an annual rate that fluctuates based on the Company's ratio of Consolidated Debt to Consolidated EBITDA (as defined in the Credit Facility). The applicable margin for the various loan facilities in the Credit Facility are shown in the table below:

                                           Base Rate         Eurodollar Rate
                                           ---------         ---------------
       Revolving Facility.............      0-0.875%           1.00-1.875%
       Tranche A Facility.............      0-0.875%           1.00-1.875%
       Tranche B Facility.............       1.75%                 2.75%
       Tranche C Facility.............       2.50%                 3.50%

     The loans under the Revolving Facility and the Tranche A Facility mature on December 31, 2002. The loans under the Tranche B Facility and the Tranche C Facility mature on December 31, 2003 and 2004, respectively, but are subject to principal payments of 1% of the initial loan amounts in each of the years 1999 through 2002 for the Tranche B Facility and 2000 through 2003 for the Tranche C Facility. The remaining balances must be repaid in four equal quarterly installments in the years of maturity.

     The Company's obligations under the Credit Facility are guaranteed by each of its subsidiaries. They are also collateralized by a first priority lien on all stock owned by the Company and its subsidiaries and all other current and future assets of the Company and its subsidiaries (other than mortgages on the Company's and its subsidiaries' real property).

     The Credit Facility contains a number of negative covenants, including, among others, covenants that limit the Company's ability to incur debt, make investments, pay dividends, prepay other indebtedness, engage in transactions with affiliates, enter into sale-leaseback transactions, create liens, make capital expenditures, acquire or dispose of assets, or engage in mergers or acquisitions. In addition, the Credit Facility contains affirmative covenants, including, among others, covenants that require the Company to maintain its corporate existence, comply with laws, maintain its properties and insurance, and deliver financial and other information to the lenders. The Credit Facility also requires the Company to comply with certain financial tests and to maintain certain financial ratios on a consolidated basis.

     On March 10, 1998, the Company issued $200 million aggregate principal amount of Senior Subordinated Notes (the "Notes"). The Notes bear interest at an annual rate of 9.15%, payable semiannually on March 15 and September 15 of each year and mature on March 15, 2008. The Company may redeem the Notes beginning on March 15, 2003. The initial redemption price is 104.575% of their principal amount, plus accrued interest. The redemption price declines each year after 2003 and is 100% of their principal amount, plus accrued interest, after 2006. In addition, before March 15, 2001, the Company may redeem up to $70 million of the Notes, using the proceeds from certain sales of the Company's stock, at 109.15% of their principal amount, plus accrued interest.

                           EXTENDED STAY AMERICA, INC.

     The Notes are uncollateralized and are subordinated to all of the Company's senior indebtedness including the Credit Facility, and contain certain covenants for the benefit of the holders of the Notes. These covenants, among other things, limit the Company's ability to incur additional indebtedness, pay dividends and make investments and other restricted payments, enter into transactions with 5% stockholders or affiliates, create liens, and sell assets.

     At December 31, 1998, aggregate maturities of long-term debt were as follows:

              1999                                      $     2,000
              2000                                            2,000
              2001                                            2,000
              2002                                          257,000
              2003                                          192,000
              Thereafter                                    200,000
                                                        -----------
                                                        $   655,000
                                                        ===========

     An aggregate of $655 million and $135 million was outstanding at December 31, 1998 and 1997, respectively, with a weighted average interest rate of 7.88% and 7.28%, respectively. The Company believes that there is no material difference in the carrying amount (including the terms and conditions outlined above) and the estimated fair value of the Credit Facility. The Notes had an estimated fair value of approximately $187 million at December 31, 1998.

Note 7--Income Taxes

     Income tax expense consists of the following:

                                                   Year Ended December 31,
                                                   -----------------------
                                                1998        1997         1996
                                              --------     -------     -------
    Current income taxes:
        U.S. federal........................  $ 10,642     $     6     $ 2,137
        State and local.....................                               520
                                              --------     -------     -------
                                                10,642           6       2,657
                                              --------     -------     -------
    Deferred income taxes:
        U.S. federal........................     6,552       5,137       2,069
        State and local.....................     1,499         695         505
                                              --------     -------     -------
                                                 8,051       5,832       2,574
                                              --------     -------     -------
    Total income tax expense................  $ 18,693     $ 5,838     $ 5,231
                                              ========     =======     =======

     Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35.0% to pretax income as a result of the following:

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                       1998        1997         1996
                                                                      -------     -------     -------
           Computed "expected" tax rate............................      35.0%       35.0%       35.0%
           Increase (reduction) in income taxes resulting from:
               State and local income taxes, net of federal benefit       4.9         4.8         4.9
               Tax exempt interest income..........................                  (5.0)
               Merger expenses.....................................                  32.1
               Other...............................................       0.1         2.0         0.4
                                                                      -------     -------     -------
           Annual effective income tax rate........................      40.0%       68.9%       40.3%
                                                                      =======     =======     =======

                           EXTENDED STAY AMERICA, INC.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                                   1998            1997
                                                                ----------     ----------
     Deferred tax assets:
         Net operating loss carryforward.....................   $  12,834      $   4,029
         Alternative minimum tax credit carryforward.........       9,396              6
         Other...............................................       5,505          2,860
                                                                ---------      ---------
              Total deferred tax assets......................      27,735          6,895
     Deferred tax liability:
         Property and equipment..............................     (46,490)       (18,393)
                                                                ----------     ---------
                                                                $ (18,755)     $ (11,498)
                                                                ==========     =========

     At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $29,771,000, expiring in years 2011 through 2018, and alternative minimum tax credits of approximately $9,396,000, which may be carried forward indefinitely.

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

                           EXTENDED STAY AMERICA, INC.

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

Note 9--Stock Option Plans

     ESA has five stock option plans including the 1995, 1996, 1997 and 1998 Employee Stock Option Plans (the "Employee Plans") and the 1995 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). The Employee Plans and the Directors' Plan provide for grants to certain officers, directors and key employees of stock options to purchase shares of Common Stock. Options granted under the Employee Plans and the Directors' Plan expire ten years from the date of grant. Options granted under the Employee Plans vest ratably over a four year period, and options granted under the Directors' Plan vest six months from the date of grant.

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

   A summary of the status of the Employee Plans, the Directors' Plan, and options granted under the SPH Plans (collectively the "Plans") as of December 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                              1998                      1997                        1996
                                     -----------------------   ------------------------     -----------------------
                                     Number of    Price Per    Number of     Price Per      Number of    Price Per
                                      Shares        Share       Shares         Share          Shares       Share
                                     ---------  ------------   ---------  -------------     ---------   -----------
Outstanding at beginning of year...   10,532     $2.38-22.38     7,128      $2.38-22.38       3,267    $ 2.38-12.49
Granted............................    6,971      6.41-15.00     5,125      11.28-20.50       4,030     10.50-22.38
Exercised..........................     (534)     7.43-15.00      (402)      2.38-14.94         (21)           2.38
Forfeited..........................   (2,427)     2.38-20.88    (1,319)      2.38-20.63        (148)     2.38-14.44
                                      -------     ----------    ------    -------------     -------    ------------
Outstanding at end of year.........   14,542     $2.38-22.38    10,532      $2.38-22.38       7,128    $ 2.38-22.38
Options exercisable at year-end....    4,882     $2.38-22.38     3,489      $2.38-22.38       1,489    $ 2.38-12.81
Available for future grants........    6,338                     5,183                        3,240
Total shares reserved for issuance
   as of December 31...............   20,880                    15,715                       10,368
Weighted average fair value of
   options granted during the
   year............................             $       4.42                $      6.93                $       5.55

                           EXTENDED STAY AMERICA, INC.

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

                                                         1998                   1997                   1996
                                                   ------------------    -------------------    -------------------
                                                     As         Pro         As         Pro          As        Pro
                                                  Reported     Forma     Reported     Forma      Reported    Forma
                                                  --------     -----     --------     -----      --------    -----
Net income (loss)..............................    $28,038    $20,582     $ 2,636    $(8,788)    $ 7,756     $3,482
Net income (loss) per share:
      Basic....................................    $  0.29    $ 0.21      $  0.03    $ (0.09)    $  0.11     $ 0.05
      Diluted................................      $  0.29    $ 0.21      $  0.03    $ (0.09)    $  0.10     $ 0.05

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following assumptions used for grants in 1998, 1997 and 1996: dividend yield of 0%, expected volatility of 33.47%, risk-free interest rate of 6% and expected life of 5.5 years.

     The following table summarizes information about the Company's stock options at December 31, 1998:

                                                          Options Outstanding                Options Exercisable
                                               ----------------------------------------   ------------------------
                                                 Number        Weighted                      Number
                                               Outstanding      Average       Weighted     Outstanding    Weighted
                                                  as of        Remaining      Average        as of        Average
   Range of                                    December 31,   Contractual     Exercise     December 31,   Exercise
Exercise Prices                                   1998           Life           Price          1998         Price
---------------                                -----------    -----------    ----------   -------------   ---------
$    2.38-2.38.............................       1,018          6.64           $2.38           729         $2.38
$    6.41-6.50.............................         915          6.91            6.49           721          6.50
$    6.78-9.50.............................       3,894          9.84            9.46           370          8.15
$   9.53-10.50.............................         859          1.06           10.46           800         10.50
$  10.84-11.38.............................       2,670          8.97           11.36           173         11.35
$  11.41-13.38.............................       1,235          7.34           13.15           577         13.18
$  13.47-14.88.............................         875          8.06           14.07           556         14.03
$  14.91-18.38.............................         587          8.26           15.67           243         15.73
$  18.50-18.50.............................       2,332          7.98           18.50           621         18.50
$  18.87-22.38.............................         157          7.97           20.28            92         20.40
                                                 ------          ----           -----        ------         -----

$   2.38-22.38.............................      14,542          8.00          $11.63         4,882        $10.87
                                                 ======          ====         =======        ======        ======

Note 10--Related Party Transactions

     In 1996, the Company entered into a ten year lease for a suite at Pro Player Stadium for a base rental of $115,000 per year, and a 3-year lease for a suite at Homestead Motorsports Complex for a base rental of approximately $53,000 per year. In 1998, the Company entered into a three year lease for an additional suite at Pro Player Stadium for a base rental of $83,000 per year and a seven year lease for a suite at the Broward County Arena for a base rental of $120,000 per year. The leases are subject to certain additional charges and periodic escalation. The Chairman of the Company's Board of Directors owns Pro Player Stadium and had an approximate 50% ownership interest (which was reduced to approximately 10% in 1997) in Homestead Motorsports Complex. In addition, the Chairman of the Company's Board of Directors is the Chairman of the Board of Directors of a company which operates the Broward County Arena.

                           EXTENDED STAY AMERICA, INC.

     During 1998, 1997, and 1996, the Company incurred charges of approximately $1,726,000, $1,682,000, and $983,000 from a company controlled by the Chief Executive Officer of the Company for the use of airplanes.

     The Chief Executive Officer of the Company serves as chairman of the board of a company from which the Company leases office space. The lease, which expires December 31, 2001, provides for monthly payments of $4,635 and contains a three year renewal option. A previous lease agreement for different office space provided for monthly rent of $6,400 plus certain additional charges. During 1998 and 1997, the Company incurred charges of approximately $75,000 and $91,000 related to these agreements.

     Two members of the Company's Board of Directors also serve on the board of directors of a company which performs employment related services for the Company. During 1998, 1997 and 1996, the Company incurred charges of approximately $251,000, $126,000 and $23,000, respectively, for such services.

Note 11--Merger, Financing and Other Charges

     The Company's normal operating procedures call for the investment of varying amounts in our sites under option in terms of (1) earnest money which would be applied to the purchase of a site, but that in certain circumstances may not be refundable, (2) legal, environmental, engineering, and architectural outlays needed to determine the feasibility of acquiring a site and constructing a hotel on that site, and (3) salaries, wages, and travel costs of personnel related to the sites. The Company capitalizes these expenses in accordance with generally accepted accounting principles. In the quarter ended September 30, 1998, the Company announced a reduction in its development plans for 1999 and 2000 as a result of unfavorable capital market conditions. This meant that certain sites under option would not be developed. As a result, a valuation allowance of $12.0 million was established for the write-off of expenses related to the sites . This resulted in a corresponding expense during the quarter ended September 30, 1998. At December 31, 1998, a total of $10.5 million of those costs, including $265,000 in termination payments to employees, had been charged against the allowance and $1.5 million was included in other current liabilities.

     During 1997, the Company recorded merger, financing, and other charges totaling $19.9 million. These pre-tax charges consisted of (i) $9.7 million of merger expenses and costs associated with the integration of SPH's operations following the Merger, (ii) the write-off of $9.7 million of deferred costs associated with two mortgage loan facilities, which were terminated upon execution of a revolving credit facility, and (iii) a charge of $500,000 in connection with moving the listing of the Company's Common Stock to the NYSE from Nasdaq.

                           EXTENDED STAY AMERICA, INC.

Note 12--Quarterly Results (Unaudited)

The following is a summary of quarterly operations for the years ended December 31, 1998 and 1997:

                                                                                      1998
                                                               ----------------------------------------------------
                                                                 First        Second         Third         Fourth
                                                                Quarter       Quarter        Quarter       Quarter
                                                               ---------     ---------      ---------     ---------
Total revenue..............................................    $  54,231     $  70,044      $ 81,006      $  77,807
Operating income...........................................        9,126        21,421        15,582         21,126
Net income.................................................        4,802        10,116         5,492          7,630
Net income per share:
      Basic................................................    $    0.05     $    0.11      $   0.06      $    0.08
      Diluted..............................................    $    0.05     $    0.10      $   0.06      $    0.08

                                                                                      1997
                                                               ----------------------------------------------------
                                                                 First        Second         Third         Fourth
                                                                Quarter       Quarter        Quarter       Quarter
                                                               ---------     ---------      ---------     ---------
Total revenue..............................................    $  19,763     $  29,028      $ 38,773      $  43,236
Operating income (loss)....................................          117       (14,521)        7,961          5,675
Net income (loss)..........................................        2,470        (9,093)        5,644          3,615
Net income (loss) per share:
      Basic................................................    $    0.03     $   (0.10)     $   0.06      $    0.04
      Diluted..............................................    $    0.03     $   (0.10)     $   0.06      $    0.04

Note 13--Commitments and Contingencies

     The Company is not a party to any significant litigation or claims, other than routine matters incidental to the operation of the business of the Company. To date, no claims have had a material adverse effect on the Company nor does the Company expect that the outcome of any pending claims will have such an effect.

     The Company and its subsidiaries lease real property under various operating leases with terms of one to seventeen years. Expenses under real property leases for the years ended December 31, 1998, 1997 and 1996 were $1,576,000, $1,012,000 and $708,000, respectively.

     Future minimum lease obligations under noncancelable real property leases with initial terms in excess of one year at December 31, 1998 are as follows:

            Year Ending December 31:
                  1999.......................         $   1,447
                  2000.......................             1,453
                  2001.......................             1,230
                  2002.......................               668
                  2003.......................               667
                  Thereafter.................             2,089
                                                      ---------
                                                      $   7,554
                                                      =========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The information appearing under the caption "Election of our Board of Directors" in our Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 1999 (the "Proxy Statement") is incorporated herein by reference.

Executive Officers

     Our executive officers, their ages at December 31, 1998, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

                         Name                     Age                 Position
                         ----                     ---                 --------
           H. Wayne Huizenga*..................   61      Chairman of the Board of Directors
           George D. Johnson, Jr.*.............   56      President, Chief Executive Officer, and Director
           Robert A. Brannon...................   48      Senior Vice President, Chief Financial Officer,
                                                            Secretary and Treasurer
           Jay S. Witzel.......................   51      President and Chief Operating Officer of ESA
                                                            Management, Inc.

     * Member of Executive Committee of the Board of Directors

     H. Wayne Huizenga became one of our director's in August 1995 and serves as the Chairman of our Board of Directors. Mr. Huizenga has also served as Chairman of the Board of Republic Industries, Inc. ("Republic"), which owns the nation's largest chain of franchised automotive dealerships, is building a chain of used vehicle megastores, and owns National Car Rental and Alamo Rent-A-Car, since August 1995. Since October 1996, Mr. Huizenga has served as Co-Chief Executive Officer of Republic and from August 1995 until October 1996, Mr.Huizenga served as Chief Executive Officer of Republic. Since June 1998, Mr. Huizenga has served as a director of NationsRent, Inc. ("NationsRent"), a developing national equipment rental company which markets products and services primarily to a broad range of construction and industrial customers. Since May 1998, Mr. Huizenga has served as Chairman of the Board and Chief Executive Officer of Republic Services, Inc. ("Republic Services"), a leading provider of non-hazardous solid waste collection and disposal services. Since September 1996, Mr. Huizenga has been Chairman of the Board of Florida Panthers Holdings, Inc. ("FPHI"), a leisure-time, recreation, sports, and entertainment company which owns and operates the Florida Panthers professional sports franchise and certain resort and other facilities. From September 1994 until October 1995, Mr. Huizenga served as the Vice-Chairman of Viacom Inc. ("Viacom"), a diversified entertainment and communications company. During the same period, Mr. Huizenga also served as the Chairman of the Board of Blockbuster Entertainment Group, a division of Viacom. From April 1987 through September 1995, Mr. Huizenga served as the Chairman of the Board and Chief Executive Officer of Blockbuster Entertainment Corporation ("Blockbuster"), during which time he helped build Blockbuster from a 19-store chain into the world's largest video rental company. In September 1994, Blockbuster merged into Viacom. In 1971, Mr. Huizenga co-founded Waste Management, Inc., which he helped build into the world's largest integrated solid waste services company, and he served in various capacities, including President, Chief Operating Officer and a director from its inception until 1984. Mr. Huizenga also currently owns or controls the Miami Dolphins, a professional sports franchise, as well as Pro Player Stadium, in South Florida and is a director of theglobe.com, an internet on-line community.

     George D. Johnson, Jr. has been our President, Chief Executive Officer, and a director since January 1995. He is responsible for all aspects of our development, operation, marketing, and personnel. Mr. Johnson is the former President of the Consumer Products Division of Blockbuster Entertainment Group, a division of Viacom. In this position he was responsible for all U.S. video and music stores. Mr. Johnson has over 30 years of experience developing and managing various businesses. He was formerly the managing general partner of WJB Video, the largest Blockbuster franchisee which developed over 200 video stores prior to a merger with Blockbuster in 1993. Mr. Johnson also is the managing member of American Storage, LLC, a chain of 25 self-storage facilities located in the Carolinas and Georgia. He formerly served as a director of Viacom and Chairman of the Board of Home Choice Holdings, Inc. and currently serves on the board of directors of Republic, FPHI, and Duke Energy Corporation. He has been the Chairman of the Board of Directors of Johnson Development Associates, Inc. since its founding in 1986. Johnson Development Associates, Inc. is a real estate management, leasing, and development company controlling approximately four million square feet of commercial, retail, and industrial property located in the Carolinas and Georgia which are owned by various partnerships controlled by Mr. Johnson and his brother, Stewart H. Johnson. Mr. Johnson practiced law in Spartanburg, South Carolina from 1967 until 1986 and served three terms in the South Carolina House of Representatives.

     Robert A. Brannon has been our Chief Financial Officer since February 1995 and our Senior Vice President, Secretary, and Treasurer since August 1995. He is responsible for overseeing accounting procedures and controls, along with financial reporting and cash management. Prior to joining our Company, he served as Vice President-Finance for the Domestic Home Video division of the Blockbuster Entertainment Group, where he was responsible for financial management and control of over 2,000 video stores. Prior to joining Blockbuster in 1993, Mr. Brannon was Chief Financial Officer for WJB Video and for American Storage, LLC. In those capacities, Mr. Brannon was responsible for the financial aspects of the development of over 200 video stores and 23 self-storage facilities. Prior to his participation in these businesses, Mr. Brannon served as a Certified Public Accountant in various management and staff positions with local and national accounting firms.

     Jay S. Witzel has been the President and Chief Operating Officer of ESA Management, Inc. since August 1997. ESA Management, Inc. is our wholly-owned subsidiary that develops properties and provides management services for all of the lodging facilities we own. In this position, Mr. Witzel is responsible for all aspects of operations and marketing of our brands. Mr. Witzel has over 20 years of experience in managing operations within the hospitality industry. Most recently, Mr. Witzel served as President and Chief Operating Officer of Radisson Hospitality Worldwide, a chain of over 350 hotels. Mr. Witzel began his career in the hospitality industry in 1971 with Hyatt Hotels Corporation and served in progressively more responsible positions with Hyatt and other organizations before joining Radisson in 1987 as Vice-President-Operations.

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

         10.1     Amended and Restated 1995 Stock Option Plan of the Company

         10.2     1995 Stock Option Plan for Non-Employee Directors of the
                  Company

         10.3     Amended and Restated 1996 Employee Stock Option Plan of the
                  Company

         10.8     1997 Stock Option Plan of the Company

         10.9     1998 Employee Stock Option Plan

(b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of 1998.

(c) Exhibits

  Exhibit
  Number                                         Description of Exhibit
  ------                                         ----------------------
    3.1(a) Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(a) to the Company's Registration Statement on Form S-1, Registration No. 33-98452)

    3.1(b) Certificate of Amendment of Restated Certificate of Incorporation of the Company dated June 4, 1997 (incorporated by reference to Exhibit 3.1(b) to the Company's Report on Form 10-K for the year ended December 31, 1997)

    3.1(c) Conformed copy of Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1(c) to the Company's Report on Form 10-K for the year ended December 31, 1997)

    3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 33-98452)

    4.1 Specimen certificate representing shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-98452)

   10.1 Amended and Restated 1995 Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended March 31, 1996)

   10.2 1995 Stock Option Plan for Non-Employee Directors of the Company (incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended March 31, 1996)

  Exhibit
  Number                                         Description of Exhibit
  -------                                        ----------------------
   10.3 Amended and Restated 1996 Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-Q for the quarter ended March 31, 1996)

   10.4 Aircraft Dry Lease dated April 5, 1996 between Morgan Corp. and the Company (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, Registration No. 333-03373)

   10.5 Homestead Motorsports Complex Executive Suite License Agreement dated February 14, 1996 among The Homestead Motorsports Joint Venture, Miami Motorsports Joint Venture, and the Company (incorporated by reference to Exhibit 10.13 to the Company's Report on Form 10-Q for the quarter ended March 31, 1996)

   10.6 Joe Robbie Stadium Executive Suite License Agreement dated March 18, 1996 between Robbie Stadium Corporation and the Company (incorporated by reference to Exhibit 10.14 to the Company's Report on Form 10-Q for the quarter ended March 31, 1996)

   10.7 Aircraft Dry Lease dated December 28, 1996 between Wyoming Associates, Inc. and the Company (incorporated by reference to Exhibit 10.16 to the Company's Report on Form 10-K for the year ended December 31, 1996)

   10.8     1997 Stock Option Plan of the Company (incorporated by reference to
            Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997)

   10.9    1998 Employee Stock Option Plan

   10.10(a) Credit Agreement, dated as of September 26, 1997 and Amended and
            Restated as of March 10, 1998 (the "Credit Agreement"), by and among the Company and Morgan Stanley Senior Funding, Inc., as Syndication Agent and Arranger, The Industrial Bank of Japan, Limited, as Administrative Agent, and various banks (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended March 31, 1998)

   10.10(b) Amendment, dated as of September 18, 1998, to the Credit Agreement
            (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended September 30, 1998)

   10.10(c) Amendment, dated as of December 15, 1998, to the Credit Agreement

   10.11(a) Sublease Agreement dated as of February 1997 by and between Johnson
            Development Associates and ESA Management, Inc. (incorporated by reference to Exhibit 10.19 to the Company's Report on Form 10-K for the year ended December 31, 1997)

   10.11(b) Lease Agreement dated as of November 30, 1998 by and between Bell
            Hill, LLC and ESA Management, Inc.

   10.12 Aircraft Dry Sub-Lease Agreement, dated as of July 2, 1998, between the Company and Advance America Cash Advance Centers, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1998)

   10.13 Pro Player Stadium Executive Suite License Agreement, dated as of July 16, 1998, by and between South Florida Stadium Corporation d/b/a Pro Player Stadium and the Company (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended September 30, 1998)

   10.14 Broward County Arena Executive Suite License Agreement, by and between Arena Operating Company, Ltd. and the Company (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended September 30, 1998)

   21.1     List of Subsidiaries of the Company

   23.1     Consent of PricewaterhouseCoopers LLP

   27.1     Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1999.

                                            EXTENDED STAY AMERICA, INC.

                                            By:  /S/ GEORGE D. JOHNSON, JR.
                                               ---------------------------
                                               George D. Johnson, Jr.
                                               President and Chief Executive
                                               Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1999.

        Signature                                Title
        ---------                                -----
Principal Executive Officer:

/S/  GEORGE D. JOHNSON, JR.           President and Chief Executive Officer
--------------------------------
     George D. Johnson, Jr.


Principal Financial Officer:

/S/  ROBERT A. BRANNON                Senior Vice President, Chief Financial
--------------------------------      Officer, Secretary, and Treasurer
     Robert A. Brannon


Principal Accounting Officer:

/S/  GREGORY R. MOXLEY                Vice President--Finance
--------------------------------
     Gregory R. Moxley


A Majority of the Directors:

/S/  H. WAYNE HUIZENGA                Director
--------------------------------
     H. Wayne Huizenga


/S/  DONALD F. FLYNN                  Director
--------------------------------
     Donald F. Flynn


/S/  GEORGE D. JOHNSON                Director
--------------------------------
     George D. Johnson


/S/  STEWART H. JOHNSON               Director
--------------------------------
     Stewart H. Johnson


/S/  JOHN J. MELK                     Director
--------------------------------
     John J. Melk


/S/  PEER PEDERSEN                    Director
--------------------------------
     Peer Pedersen