Form 10-Q
period 1999-03-31
EXTENDED STAY AMERICA INC
filed 1999-05-14
CIK 1002579

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ______________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1999

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

Yes     X    No
    --------    -----


  At May 12, 1999, the registrant had issued and outstanding an aggregate of 96,156,304 shares of Common Stock.

                                     PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                          EXTENDED STAY AMERICA, INC.

               Condensed Consolidated Balance Sheets (Unaudited)
                       (In thousands, except share data)

                                     ASSETS
                                     ------
                                                                                         March 31,    December 31,
                                                                                           1999          1998(1)
                                                                                        ----------    ------------
Current assets:
 Cash and cash equivalents............................................................  $    5,424    $      623
 Accounts receivable..................................................................       7,326         5,946
 Prepaid expenses.....................................................................       3,673         1,743
 Deferred income taxes................................................................      29,963        27,735
 Other current assets.................................................................          27           781
                                                                                        ----------    ----------
     Total current assets.............................................................      46,413        36,828
Property and equipment, net...........................................................   1,696,783     1,637,334
Deferred loan costs, net..............................................................      18,316        19,260
Other assets..........................................................................         586         1,160
                                                                                        ----------    ----------
                                                                                        $1,762,098    $1,694,582
                                                                                        ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

Current liabilities:
 Accounts payable.....................................................................  $   38,761  $   62,834
 Income taxes payable.................................................................                   7,079
 Accrued retainage....................................................................      20,691      25,442
 Accrued property taxes...............................................................       8,122       6,856
 Accrued salaries and related expenses................................................       3,270       1,816
 Accrued interest.....................................................................       2,904       7,010
 Other accrued expenses...............................................................      17,432      15,304
 Current portion of long-term debt....................................................       2,000       2,000
                                                                                        ----------  ----------
     Total current liabilities........................................................      93,180     128,341
                                                                                        ----------  ----------
Deferred income taxes.................................................................      52,259      46,490
                                                                                        ----------  ----------
Long-term debt........................................................................     743,000     653,000
                                                                                        ----------  ----------

Commitments

Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding........................................................................
 Common stock, $.01 par value, 500,000,000 shares authorized, 95,974,679 and
   95,968,379 shares issued and outstanding, respectively.............................         960         960
 Additional paid-in capital...........................................................     827,145     827,110
 Retained earnings....................................................................      45,554      38,681
                                                                                        ----------  ----------
     Total stockholders' equity.......................................................     873,659     866,751
                                                                                        ----------  ----------
                                                                                        $1,762,098  $1,694,582
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

(1)  Derived from audited financial statements

     See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

            Condensed Consolidated Statements of Income (Unaudited)
                     (In thousands, except per share data)

                                                                               Three Months Ended
                                                                              ---------------------
                                                                              March 31,   March 31,
                                                                                 1999       1998
                                                                              ----------  ---------
Revenue.....................................................................    $89,419     $54,231
Property operating expenses.................................................     40,994      26,282
Corporate operating and property
  management expenses.......................................................     10,298       9,393
Depreciation and amortization...............................................     13,924       9,430
                                                                                -------     -------
     Total costs and expenses...............................................     65,216      45,105
                                                                                -------     -------
Income from operations before interest, income taxes and cumulative effect
  of accounting change......................................................     24,203       9,126
Interest expense, net.......................................................     11,450       1,122
                                                                                -------     -------
Income before income taxes and cumulative effect of accounting change.......     12,753       8,004
Provision for income taxes..................................................      5,101       3,202
                                                                                -------     -------
Net income before cumulative effect of accounting change....................      7,652       4,802
Cumulative effect of change in accounting for start-up
  activities, net of income tax benefit of $520.............................       (779)
                                                                                -------     -------
Net income..................................................................    $ 6,873     $ 4,802
                                                                                =======     =======
Net income per common share -- Basic and Diluted:
  Net income before cumulative effect of accounting change..................    $  0.08     $  0.05
  Cumulative effect of accounting change....................................      (0.01)
                                                                                -------     -------
Net income..................................................................    $  0.07     $  0.05
                                                                                =======     =======

Weighted average shares:
  Basic.....................................................................     95,974      95,698
  Effect of dilutive options................................................        643       1,390
                                                                                -------     -------
  Diluted...................................................................     96,617      97,088
                                                                                =======     =======

     See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                            Three Months Ended
                                                                          ----------------------
                                                                          March 31,   March 31,
                                                                             1999        1998
                                                                          ----------  ----------
Cash flows from operating activities:
  Net income............................................................   $  6,873   $   4,802
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization.....................................     13,924       9,430
      Write-offs and reserve adjustments................................      1,109         955
      Deferred income taxes.............................................      3,541       2,903
      Cumulative effect of accounting change............................        779
      Changes in operating assets and liabilities.......................    (18,109)     (1,130)
                                                                           --------   ---------
          Net cash provided by operating activities.....................      8,117      16,960
                                                                           --------   ---------
Cash flows from investing activities:
  Additions to property and equipment...................................    (93,364)   (139,464)
  Other assets..........................................................         53          (5)
                                                                           --------   ---------
          Net cash used in investing activities.........................    (93,311)   (139,469)
                                                                           --------   ---------
Cash flows from financing activities:
  Proceeds from long-term debt..........................................     90,000     200,000
  Repayments of revolving credit facility...............................                (35,000)
  Proceeds from issuance of common stock................................         16       2,262
  Additions to deferred loan costs......................................        (21)     (9,945)
                                                                           --------   ---------
          Net cash provided by financing activities.....................     89,995     157,317
                                                                           --------   ---------
Increase in cash and cash equivalents...................................      4,801      34,808
Cash and cash equivalents at beginning of period........................        623       3,213
                                                                           --------   ---------
Cash and cash equivalents at end of period..............................   $  5,424   $  38,021
                                                                           ========   =========

Noncash investing and financing transactions:
  Capitalized or deferred items included in accounts payable
    and accrued liabilities.............................................   $ 47,259   $  51,191
                                                                           ========   =========
  Conversion of amounts due under revolving credit facility
    to term loan........................................................   $          $ 100,000
                                                                           ========   =========
  Capitalization of amortized deferred loan costs.......................   $          $     511
                                                                           ========   =========
Supplemental cash flow disclosures:
  Cash paid for:
    Income taxes........................................................   $  9,792   $   2,533
                                                                           ========   =========
    Interest expense, net of amounts capitalized........................   $ 23,396   $   1,457
                                                                           ========   =========

     See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999


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

     The condensed consolidated balance sheet data at December 31, 1998 was derived from audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles.

     Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Pursuant to the Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" issued by the Accounting Standards Executive Committee, effective January 1, 1999, the Company changed its method of accounting for start-up activities, including pre-opening and organizational costs, to expense them as they are incurred. Accordingly, the Company recorded an expense of $779,000, net of income tax benefit of $520,000, as the cumulative effect of this change in accounting.

     For the three months ended March 31, 1999 and 1998, the computation of diluted earnings per share does not include approximately 11,811,000 and 5,803,000 weighted average shares, respectively, of Common Stock represented by outstanding options because the exercise price of the options was greater than the average market price of Common Stock during the period.

     Certain previously reported amounts have been reclassified to conform with the current period's presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     We own and operate three brands in the extended stay lodging market-- StudioPLUS(TM) Deluxe Studios ("StudioPLUS"), EXTENDED STAYAMERICA Efficiency Studios ("EXTENDED STAY"), and Crossland Economy Studios(SM) ("Crossland"). Each brand is designed to appeal to different price points below $500 per week. All three brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette; and a bathroom. EXTENDED STAY rooms are designed to compete in the economy category. Crossland rooms are typically smaller than EXTENDED STAY rooms and are targeted for the budget category, and StudioPLUS facilities serve the mid-price category and generally feature larger guest rooms, an exercise facility, and a swimming pool. In this Quarterly Report on Form 10-Q, the words "Extended Stay America", "Company", "we", "our", "ours", and "us" refer to Extended Stay America, Inc. and its subsidiaries unless the context suggests otherwise.

     The table below provides a summary of our selected development and operational results for the three months ended March 31, 1999 and 1998.

                                           Three Months
                                          Ended March 31,
                                         -----------------
                                           1999     1998
                                         -------   ------
Total Facilities Open (at period end)..      334      218
Total Facilities Opened................       29       33
Average Occupancy Rate.................       71%      68%
Average Weekly Room Rate...............    $ 284    $ 278

     Average occupancy rates are determined by dividing the rooms occupied on a daily basis by the total number of rooms. Due to our rapid expansion, our overall average occupancy rate has been negatively impacted by the lower occupancy typically experienced during the pre-stabilization period for newly-opened facilities. We expect the negative impact on overall average occupancy to decline as the ratio of newly-opened properties to total properties in operation declines. Average weekly room rates are determined by dividing room revenue by the number of rooms occupied on a daily basis for the applicable period and multiplying by seven. The average weekly room rates generally will be greater than standard room rates because of (i) stays of less than one week, which are charged at a higher nightly rate, (ii) higher weekly rates for rooms which are larger than the standard rooms, and (iii) additional charges for more than one person per room. We expect that our future occupancy and room rates will be impacted by a number of factors, including the number and geographic location of new facilities as well as the season in which we open those facilities. We also cannot assure you that we can maintain our occupancy and room rates.

     The following is a summary of our development status as of March 31, 1999 by brand. We expect to complete the construction of the facilities currently under construction generally within the next twelve months, however, we cannot assure you that we will complete construction within the time periods we have historically experienced. Our ability to complete construction may be materially impacted by various factors including final permitting and obtaining certificates of occupancy, as well as weather-induced construction delays.

                                            EXTENDED
                                 Crossland    STAY    StudioPLUS  Total
                                 ---------  --------  ----------  -----
Operating Facilities...........         39       199          96    334
Facilities Under Construction..          0        20           9     29

Results of Operations

 Property Operations

     The following is a summary of the number of properties in operation at the end of each period along with the related average occupancy rates and average weekly room rates during each period:

                                             For the Three Months Ended
                 ----------------------------------------------------------------------------------
                             March 31, 1999                            March 31, 1998
                 ----------------------------------------  ----------------------------------------
                                 Average        Average                    Average        Average
                 Facilities     Occupancy     Weekly Room  Facilities     Occupancy     Weekly Room
                    Open          Rate           Rate         Open          Rate           Rate
                 ----------  ---------------  -----------  ----------  ---------------  -----------
Crossland......      39            61%           $203           7             59%          $190
EXTENDED STAY..     199            73             289         138             70            271
StudioPLUS.....      96            70             315          73             62            317
                    ---            --            ----         ---             --           ----
  Total........     334            71%           $284         218             68%          $278
                    ===            ==            ====         ===             ==           ====

     Because newly-opened properties typically experience lower occupancies during their pre-stabilization period, average occupancy rates are impacted by the ratio of newly-opened properties to total properties. For each of the brands, occupancy rates increased for the first quarter of 1999 as compared to the first quarter of 1998 primarily due to a decrease in the ratio of newly-opened properties to total properties for those brands. The average occupancy rate in the first quarter of 1999 for the 185 properties that we owned and operated as of December 31, 1997 was 75%.

     The increase in overall average weekly room rates for the first quarter of 1999 compared to the first quarter of 1998 reflects the geographic dispersion of properties opened since March 31, 1998 and the higher standard weekly room rates in certain of those markets. The increase also is due in part to increases in rates charged in previously opened properties. The average weekly room rate for the 185 properties that we owned and operated throughout both periods increased by 2% in the first quarter of 1999. These increases were partially offset by an increase in the percentage of total facilities (as of the end of the quarter) represented by lower priced EXTENDED STAY and Crossland facilities. This percentage increased to 71% for 1999 from 67% for 1998. We expect our overall average weekly room rate will continue to be impacted as EXTENDED STAY and Crossland facilities increase as a percentage of our total facilities. For the StudioPLUS brand, the decline in average weekly rate was primarily due to a change in pricing policies instituted in 1998. The new policies established a standard rate structure based on competitive rates in the markets served by the properties instead of variable rates based on actual and anticipated short-term demand factors. We believe that the current pricing strategy creates greater value for more customers and that, as a result, the properties will enjoy long-term benefits of increased customer retention and loyalty. This change in pricing strategy resulted in a decline in average weekly rates for the StudioPLUS brand of approximately 3% for the first quarter of 1999, which was partially offset by the higher weekly rates charged in certain markets in which properties have been opened since March 31, 1998.

     We recognized total revenues for the first quarter of 1999 and 1998 of $89.4 million and $54.2 million, respectively, an increase of $35.2 million. Approximately $31.9 million of the increased revenue was attributable to properties opened subsequent to December 31, 1997 and approximately $3.3 million was attributable to an increase in revenue for the 185 properties that we owned and operated throughout both periods.

     Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating and property management expenses, depreciation, or interest were $41.0 million (46% of total revenue) for the first quarter of 1999, compared to $26.3 million (48% of total revenue) for the first quarter of 1998. The decrease in property operating expenses as a percentage of total revenue for the first quarter of 1999 as compared to the first quarter of 1998 was primarily a result of a decrease in the ratio of newly-opened properties to total properties. Operating expenses as a percentage of revenue generally decline as a newly-opened property increases its occupancy and revenue because the majority of these expenses do not vary based on occupancy. As a result, we realized property operating margins of 54% and 52% for the first quarter of 1999 and 1998, respectively.

     The provisions for depreciation and amortization for our lodging facilities were $13.6 million and $9.0 million for the first quarter of 1999 and 1998, respectively. These provisions were computed using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation. Depreciation and amortization for the first quarter of 1999 increased as compared to the first quarter of 1998 because we operated 116 additional facilities in 1999 and we operated for a full quarter the 33 properties that were opened in the first quarter of 1998.

 Corporate Operations

     Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. These expenses consist primarily of personnel and certain marketing costs, as well as development costs that are not directly related to a site that we will develop. We incurred corporate operating and property management expenses of $10.3 million (12% of total revenue) and $9.4 million (17% of total revenue) in the first quarter of 1999 and 1998, respectively. The increase in the amount of these expenses for the first quarter of 1999 as compared to 1998 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated. We expect these expenses will continue to increase in total amount but decline as a percentage of revenue as we develop and operate additional facilities in the future.

     Depreciation and amortization was $305,000 for the quarter ended March 31, 1999 and $403,000 for the comparable period in 1998. These provisions were computed using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of our facilities. These assets were primarily office furniture and equipment.

     We realized $179,000 of interest income during the first quarter of 1999 and $335,000 during 1998. This interest income was primarily attributable to the temporary investment of funds drawn under our credit facilities. We incurred interest charges of $15.1 million during the first quarter of 1999 and $5.2 million during the first quarter of 1998. Of these amounts, $3.4 million in 1999 and $3.8 million in 1998 were capitalized and included in the cost of buildings and improvements.

     We recognized income tax expense of $5.1 million and $3.2 million (40% of income before income taxes and the cumulative effect of an accounting change, in both periods) for the first quarter of 1999 and 1998, respectively. Income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes.

 Cumulative Effect of a Change in Accounting

     Pursuant to the Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" issued by the Accounting Standards Executive Committee, effective January 1, 1999, we changed our method of accounting for start-up activities, including pre-opening and organizational costs, to expense them as they are incurred. Accordingly, we recorded an expense of $779,000, net of income tax benefit of $520,000, as the cumulative effect of this change in accounting.

Liquidity and Capital Resources

     We had net cash and cash equivalents of $5.4 million and $0.6 million as of March 31, 1999 and December 31, 1998, respectively. At March 31, 1999 and December 31, 1998, we had invested substantially all of the cash balances in short-term demand notes having credit ratings of A1/P1 or the equivalent using domestic commercial banks and other financial institutions. The market value of the securities held approximates the carrying amount. We also deposited excess funds during these periods in an overnight sweep account with a commercial bank which in turn invested these funds in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, we did not take possession of the securities, which were instead held by the financial institution. The market value of the securities held pursuant to these arrangements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

     Our operating activities generated cash of $8.1 million and $17.0 million during the three months ended March 31, 1999 and 1998 respectively. The decline in cash generated in the three months ended March 31, 1999 compared to the same period in 1998 is primarily due to a reduction in the amount of accounts payable and accrued retainage as a result of the reduction in our development activity.

     We used $93.4 million and $139.5 million to acquire land and develop and furnish a total of 58 and 108 sites, respectively, opened or under construction in the three months ended March 31, 1999 and 1998.

     Our cost to develop a property varies significantly by brand and by geographic location due to differences in land and labor costs. Similarly, the average weekly rate charged and the resultant cash flow from these properties will vary significantly but generally are expected to be in proportion to the development costs. For the 272 properties we opened from January 1, 1996 through December 31, 1998, the average development cost was approximately $5.0 million with an average of 107 rooms. In 1999, we expect to open a number of properties in the Northeast and West where average development costs are higher. Accordingly, we expect our average development cost for 1999 to increase to approximately $6.2 million per property.

     We received net proceeds from the exercise of options to purchase common stock totaling $16,000 and $2.3 million in the three months ended March 31, 1999 and 1998, respectively.

     In addition to our $200 million 9.15% Senior Subordinated Notes due 2008 (the "Notes"), we have an $800 million credit facility (the "Credit Facility") which provides for a $350 million revolving loan facility (the "Revolving Facility"), a $150 million term loan facility (the "Tranche A Facility"), a $200 million term loan facility (the "Tranche B Facility"), and a $100 million term loan facility (the "Tranche C Facility"). As of March 31, 1999, we had outstanding loans of $195 million under the Revolving Facility, $150 million under the Tranche A Facility and $200 million under the Tranche B Facility, leaving $255 million available and committed under the Credit Facility. Availability of the Revolving Facility is dependent, however, upon the Company satisfying certain financial ratios of debt and interest compared to earnings before interest, taxes, depreciation, and amortization, with these amounts being calculated pursuant to definitions contained in the Credit Facility. In April 1999, $100 million in term loans under the Tranche C Facility were funded and were applied in part to reduce outstanding loans under the Revolving Facility.

     The Company's primary market risk exposures result from the variable nature of the interest rates on borrowings under the Credit Facility. The Credit Facility was entered into for purposes other than trading. We do not own derivative financial instruments or derivative commodity instruments. Based on the levels of borrowings under the Credit Facility at March 31, 1999, if interest rates changed by 1.0%, our annual cash flow and net income would change by $3.3 million. We manage our market risk exposures by periodic evaluation of such exposures relative to the costs of reducing the exposures by entering into interest rate swaps or by refinancing the underlying obligations with longer term fixed rate debt obligations.

     In connection with the Credit Facility and the Notes, we incurred additions to deferred loan costs of $9.9 million during the three months ended March 31, 1998.

     We had commitments not reflected in our financial statements at March 31, 1999 totaling approximately $85 million to complete construction of extended stay properties. We plan to open properties with total costs of approximately $350 million per year in 1999 and 2000. We believe that the remaining availability under the Credit Facility, together with cash on hand and cash flows from operations, will provide sufficient funds to develop the properties we currently plan to open in 1999 and 2000 and to fund our operating expenses through 2000. We expect we will continue to rapidly expand our operations. We expect to finance this development with internally generated cash flows and increases in our debt facilities. The timing and amount of financing we will need will depend on a number of factors, including the number of properties we construct or acquire, the timing of that development, and the cash flow generated by our properties. Also, if capital markets provide favorable opportunities, our plans or assumptions change or prove to be inaccurate, our existing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions, we may seek additional capital sooner than we currently anticipate. Sources of financing may include public or private debt or equity financing. We cannot assure you that we will be able to obtain additional financing on acceptable terms, if at all. Our failure to raise additional capital could result in the delay or abandonment of some or all of our development and expansion plans, and could have a material adverse effect on the Company.

Impact of the Year 2000 Issue

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Based on our assessment, we do not anticipate that any significant modification or replacement of our hardware or software will be necessary for our computer systems to properly use dates beyond December 31, 1999 or that we will incur significant operating expenses to make any such computer system improvements. We are undertaking an assessment as to whether any of our significant suppliers, lenders, or service providers will need to make any such software modifications or replacements. While we do not expect the failure of any third parties to address the Year 2000 Issue to uniquely impact our business, we could be adversely affected should the availability of electricity, gas, water, telephone, and banking services be interrupted. In addition, we could be adversely affected if other businesses are impacted by the Year 2000 Issue to the extent that business related travel is reduced significantly or in the event that our employees are unable to fulfill their responsibilities. While we do not expect these pervasive failures to result from the Year 2000 Issue, we cannot give you any assurance that these problems will not arise.

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

Special Note on Forward-Looking Statements

     This Quarterly Report on Form 10-Q includes forward-looking statements. All statements regarding our expected financial position, business, and financing plans are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors ("Cautionary Statements") which may cause our actual results, performance, or achievements to be materially different. These factors include, among other things:

     . our limited operating history and uncertainty as to our future profitability;

     .  our ability to meet construction and development schedules and budgets;

     . our ability to develop and implement the operational and financial systems needed to manage rapidly growing operations;

     .  uncertainty as to the consumer demand for extended stay lodging;

     .  increasing competition in the extended stay lodging market;

     . our ability to integrate and successfully operate acquired properties and the risks associated with such properties;

     . our ability to obtain financing on acceptable terms to finance our growth; and

     . our ability to operate within the limitations imposed by financing arrangements.

     Other matters set forth in this Quarterly Report may also cause our actual future results to differ materially from these forward-looking statements. There can be no assurance that our expectations will prove to be correct. In addition, all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. You are cautioned not to place undue reliance on these forward-looking statements. All of these forward-looking statements are based on our expectations as of the date of this Quarterly Report. We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

                                    PART II

                               OTHER INFORMATION


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."


Item 6.  Exhibits and Reports on Form 8-k

(a)      Exhibits

         Exhibit
         Number                           Description of Exhibit
         -------                          ----------------------
           27.1              Financial Data Schedule (for EDGAR filings only)


(b)      Reports on Form 8-K

         None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 1999.


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

                                 /s/ Gregory R. Moxley
                                 ----------------------------------------------
                                 Gregory R. Moxley
                                 Vice President Finance
                                 (Principal Accounting Officer)