Form 10-Q
period 1999-06-30
EXTENDED STAY AMERICA INC
filed 1999-08-16
CIK 1002579

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ______________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended June 30, 1999

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

     At August 4, 1999, the registrant had issued and outstanding an aggregate of 96,506,704 shares of Common Stock.

                                    PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                          EXTENDED STAY AMERICA, INC.

               Condensed Consolidated Balance Sheets (Unaudited)
                       (In thousands, except share data)

                    ASSETS
                    ------

                                                       June 30,    December 31
                                                         1999         1998(1)
                                                      ----------   -----------
Current assets:
  Cash and cash equivalents.......................    $    7,793   $      623
  Accounts receivable.............................         7,571        5,946
  Prepaid expenses................................         2,208        1,743
  Deferred income taxes...........................        32,444       27,735
  Other current assets............................            27          781
                                                      ----------   ----------
     Total current assets.........................        50,043       36,828
Property and equipment, net.......................     1,755,055    1,637,334
Deferred loan costs, net..........................        17,352       19,260
Other assets......................................           554        1,160
                                                      ----------   ----------
                                                      $1,823,003   $1,694,582
                                                      ==========   ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current liabilities:
  Accounts payable................................    $   27,224  $   62,834
  Income taxes payable............................                     7,079
  Accrued retainage...............................        13,719      25,442
  Accrued property taxes..........................        11,595       6,856
  Accrued salaries and related expenses...........         2,803       1,816
  Accrued interest................................         7,152       7,010
  Other accrued expenses..........................        16,495      15,304
  Current portion of long-term debt...............         2,000       2,000
                                                      ----------  ----------
     Total current liabilities....................        80,988     128,341
                                                      ----------  ----------
Deferred income taxes.............................        60,076      46,490
                                                      ----------  ----------
Long-term debt....................................       788,000     653,000
                                                      ----------  ----------

Commitments

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000
    shares authorized; no shares issued and
    outstanding...................................
  Common stock, $.01 par value 500,000,000 shares
    authorized; 96,506,704 and 95,968,379 shares
    issued and outstanding, respect...............           965         960
  Additional paid-in capital......................       832,814     827,110
  Retained earnings...............................        60,160      38,681
                                                      ----------  ----------
     Total stockholders' equity...................       893,939     866,751
                                                      ----------  ----------
                                                      $1,823,003  $1,694,582
                                                      ==========  ==========



_____________________
(1)  Derived from audited financial statements

     See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

            Condensed Consolidated Statements of Income (Unaudited)
                     (In thousands, except per share data)


                                                             Three Months Ended    Six Months Ended
                                                             -------------------  -------------------
                                                             June 30,   June 30,  June 30,   June 30,
                                                               1999       1998      1999       1998
                                                             ---------  --------  ---------  --------

Revenue....................................................  $106,487    $70,044  $195,906   $124,274
Property operating expenses................................    44,053     28,893    85,046     55,175
Corporate operating and property
  management expenses......................................    10,448      9,715    20,746     19,108
Reduction in valuation allowance...........................    (1,079)              (1,079)
Depreciation and amortization..............................    14,903     10,015    28,827     19,445
                                                             --------    -------  --------   --------
   Total costs and expenses................................    68,325     48,623   133,540     93,728
                                                             --------    -------  --------   --------
Income from operations before interest, income taxes and
  cumulative effect of accounting change...................    38,162     21,421    62,366     30,546

Interest expense, net......................................    13,817      4,561    25,268      5,682
                                                             --------    -------  --------   --------
Income before income taxes and cumulative effect of
  accounting change.........................................   24,345     16,860    37,098     24,864

Provision for income taxes.................................     9,739      6,744    14,840      9,946
                                                             --------    -------  --------   --------
Net income before cumulative effect of accounting change...    14,606     10,116    22,258     14,918

Cumulative effect of change in accounting for start-up
  activities, net of income tax benefit of $520.............                           779
                                                             --------    -------  --------   --------
Net income.................................................  $ 14,606    $10,116  $ 21,479   $ 14,918
                                                             ========    =======  ========   ========

Net income per common share - Basic:
 Net income before cumulative effect of accounting change..  $   0.15    $  0.11  $   0.23   $   0.16
 Cumulative effect of accounting change....................                          (0.01)
                                                             --------    -------  --------   --------
 Net income................................................  $   0.15    $  0.11  $   0.22   $   0.16
                                                             ========    =======  ========   ========

Net income per common share - Diluted:
 Net income before cumulative effect of accounting change..  $   0.15    $  0.10  $   0.23   $   0.15
 Cumulative effect of accounting change....................                          (0.01)
                                                             --------    -------  --------   --------
Net income.................................................  $   0.15    $  0.10  $   0.22   $   0.15
                                                             ========    =======  ========   ========

Weighted average shares:
 Basic.....................................................    96,278     95,897    96,127     95,798
 Effect of dilutive options................................     1,005      1,221       811      1,303
                                                             --------    -------  --------   --------
 Diluted...................................................    97,283     97,118    96,938     97,101
                                                             ========    =======  ========   ========

    See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (In thousands)

                                                                                   Six Months Ended
                                                                              ---------------------------
                                                                              June 30,          June 30,
                                                                                1999              1998
                                                                              ---------        ----------
Cash flows from operating activities:
 Net income..........................................................         $  21,479        $  14,918
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.....................................            28,827           19,445
   Amortization of deferred loan costs included in interest expense..             1,930              837
   Deferred income taxes.............................................             8,877            3,791
   Cumulative effect of accounting change, net.......................               779
   Changes in operating assets and liabilities.......................           (14,105)          (1,997)
                                                                              ---------        ---------
     Net cash provided by operating activities............................       47,787           36,994
                                                                              ---------        ---------
Cash flows from investing activities:
 Additions to property and equipment.................................          (181,091)        (284,200)
 Other assets........................................................                85              (55)
                                                                              ---------        ---------
      Net cash used in investing activities................................    (181,006)        (284,255)
                                                                              ---------        ---------
Cash flows from financing activities:
 Proceeds from long-term debt........................................           285,000          343,500
 Repayments of revolving credit facility.............................          (150,000)         (28,500)
 Proceeds from issuance of common stock..............................             5,410            4,185
 Additions to deferred loan costs....................................               (21)         (10,486)
                                                                              ---------        ---------
      Net cash provided by financing activities............................     140,389          308,699
                                                                              ---------        ---------
Increase in cash and cash equivalents................................             7,170           61,438
Cash and cash equivalents at beginning of period.....................               623            3,213
                                                                              ---------        ---------
Cash and cash equivalents at end of period...........................         $   7,793        $  64,651
                                                                              =========        =========

Noncash investing and financing transactions:
 Capitalized or deferred items included in accounts payable
  and accrued liabilities............................................         $  29,491        $  67,358
                                                                              =========        =========
 Conversion of amounts due under revolving credit facility
  to term loan.......................................................         $                $ 100,000
                                                                              =========        =========
 Capitalization of amortized deferred loan costs.....................         $                $     511
                                                                              =========        =========
Supplemental cash flow disclosures:
 Cash paid for:
  Income taxes, net of refunds of $411 in 1998.......................         $  12,414        $   2,663
                                                                              =========        =========
  Interest expense, net of amounts capitalized.......................         $  23,598        $   7,056
                                                                              =========        =========

     See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999


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

     Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     In the quarter ended September 30, 1998, unfavorable capital market conditions resulted in a reduction in the Company's development plans for 1999 and 2000. As a result, a valuation allowance of $12.0 million was established for the write-off of costs related to sites that would not be developed. The operating results for the quarter ended June 30, 1999 reflect the reversal of $1.1 million of this valuation allowance resulting from the renegotiation of the terms of a number of the optioned sites.

     For the six months ended June 30, 1999 and 1998, the computation of diluted earnings per share does not include approximately 8,098,000 and 6,187,000 weighted average shares, respectively, of common stock represented by outstanding options because the exercise price of the options was greater than the average market price of common stock during the period.

     Certain previously reported amounts have been reclassified to conform with the current period's presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     We own and operate three brands in the extended stay lodging market-- StudioPLUS/TM/ Deluxe Studios ("StudioPLUS"), EXTENDED STAYAMERICA Efficiency Studios ("EXTENDED STAY"), and Crossland Economy Studios/SM/ ("Crossland"). Each brand is designed to appeal to different price points below $500 per week. All three brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette; and a bathroom. StudioPLUS facilities serve the mid-price category and generally feature guest rooms that are larger than those in our other brands, an exercise room, and a swimming pool. EXTENDED STAY rooms are designed to compete in the economy category. Crossland rooms are typically smaller than EXTENDED STAY rooms and are targeted for the budget category. In this Quarterly Report on Form 10-Q, the words "Extended Stay America", "Company", "we", "our", "ours", and "us" refer to Extended Stay America, Inc. and its subsidiaries unless the context suggests otherwise.

     During the quarter ended June 30, 1999, 14 StudioPLUS properties were repositioned as EXTENDED STAY properties. All operating statistics reflect the repositioning of these properties as EXTENDED STAY properties for the entire periods presented. The table below provides a summary of our selected development and operational results for the three months and six months ended June 30, 1999 and 1998.

                                                Three Months      Six Months
                                               Ended June 30,    Ended June 30,
                                               --------------    --------------
                                               1999     1998     1999     1998
                                               -----    -----    -----    -----
Total Facilities Open (at Period End)........    347      239      347      239
Total Facilities Developed...................     14       21       42       54
Average Occupancy Rate.......................     76%      76%      73%      72%
Average Weekly Room Rate.....................  $ 294    $ 288    $ 289    $ 284

     Average occupancy rates are determined by dividing the rooms occupied on a daily basis by the total number of rooms. Due to our rapid expansion, our overall average occupancy rate has been negatively impacted by the lower occupancy typically experienced during the pre-stabilization period for newly-opened facilities. We expect the negative impact on overall average occupancy to decline as the ratio of newly-opened properties to total properties in operation declines. Average weekly room rates are determined by dividing room revenue by the number of rooms occupied on a daily basis for the applicable period and multiplying by seven. The average weekly room rates generally will be greater than standard room rates because of (1) stays of less than one week, which are charged at a higher nightly rate, (2) higher weekly rates for rooms that are larger than the standard rooms, and (3) additional charges for more than one person per room. We expect that our future occupancy and room rates will be impacted by a number of factors, including the number and geographic location of our new facilities as well as the season in which we open those facilities. We also cannot assure you that we can maintain our occupancy and room rates.

     The following is a summary of our development status as of June 30, 1999 by brand. We expect to complete the construction of the facilities currently under construction generally within the next twelve months, however, we cannot assure you that we will complete construction within the time periods we have historically experienced. Our ability to complete construction may be materially impacted by various factors including final permitting, inspections and obtaining certificates of occupancy, as well as weather-induced construction delays.

                                                    EXTENDED
                                         Crossland    STAY    StudioPLUS  Total
                                         ---------  --------  ----------  -----
Operating Facilities...................      39        222         86       347
Facilities Under Construction..........       0         18          5        23


Results of Operations

  For the Three Months Ended June 30, 1999 and 1998

  Property Operations

     The following is a summary of the properties in operation at the end of each period along with the related average occupancy rates and average weekly room rates during each period:

                                                                    For the Three Months Ended
                                         -----------------------------------------------------------------------------------
                                                     June 30, 1999                               June 30, 1998
                                         ---------------------------------------     ---------------------------------------
                                                        Average        Average                      Average        Average
                                         Facilities    Occupancy     Weekly Room     Facilities    Occupancy     Weekly Room
                                            Open          Rate          Rate            Open          Rate          Rate
                                         ----------    ---------     -----------     ----------    ---------     -----------
Crossland..............................       39           68%           $213             14            61%          $194
EXTENDED STAY..........................      222           78             297            162            78            282
StudioPLUS.............................       86           74             339             63            75            332
                                             ---           --            ----            ---            --           ----
   Total...............................      347           76%           $294            239            76%          $288
                                             ===           ==            ====            ===            ==           ====

     Because newly opened properties typically experience lower occupancies during their pre-stabilization period, average occupancy rates are impacted by the ratio of newly opened properties to total properties. The average occupancy rate in the second quarter of 1999 for the 218 properties we owned and operated as of March 31, 1998 was 80%. Similarly, the average occupancy rate in the second quarter of 1998 for the 93 properties we owned and operated as of March 31, 1997 was 84%. The decline in the average occupancy rate for properties open for at least one year at the beginning of the quarter of each year is primarily attributable to an increase during the last twelve months in the supply of available rooms in the lodging industry generally and specifically in certain of the markets in which we operate. We expect that this increase in supply, particularly in certain markets in Texas and North Carolina, will continue to impact our occupancies until incremental demand is sufficient to compensate for the additional supply of available rooms. The impact of the additional supply of available rooms was offset by the impact of a decline in the ratio of newly opened properties to total properties, particularly for the Crossland brand, resulting in overall average occupancy rates of 76% for the second quarter of each year.

     The increase in overall average weekly room rates for the second quarter of 1999 as compared to the second quarter of 1998 reflects the geographic dispersion of properties opened since June 30, 1998 and the higher standard weekly room rates in certain of those markets. The increase also is due in part to increases in rates charged at previously opened properties. The average weekly room rate for the 218 properties that we owned and operated throughout both periods increased by 3% in the second quarter of 1999. The increase in our overall average weekly room rates for the second quarter of 1999 as compared to the same period of 1998 are diluted by an increase in the percentage of total occupied rooms attributable to the lower priced Crossland brand. Occupied rooms attributable to the Crossland brand were 13% of total occupied room nights for the second quarter of 1999 compared to 4% for the second quarter of 1998.

     We recognized total revenue of $106.5 million for the second quarter of 1999 and $70.0 million for the second quarter of 1998. This is an increase of $36.5 million, or 52%. Approximately $33.4 million of the increased revenue was attributable to properties opened subsequent to March 31, 1998 and approximately $3.1 million was attributable to an increase in revenue for the 218 properties that were owned and operated throughout both periods.

     Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating and property management expenses, depreciation or interest, were $44.1 million (41% of total revenue) for the second quarter of 1999, compared to $28.9 million (41% of total revenue) for the second quarter of 1998. We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to occupancy rate increases or decreases because the majority of these expenses do not vary based on occupancy. Our overall occupancy rates were 76% for the second quarter of both 1999 and 1998 and our property operating margins were 59% for both periods.

     The provisions for depreciation and amortization for the lodging facilities were $14.6 million for the second quarter of 1999 and $9.7 million for the second quarter of 1998. These provisions were computed using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation. Depreciation and amortization for the second quarter of 1999 increased as compared to the second quarter of 1998 because we operated 108 additional facilities in 1999 and we operated for a full quarter the 21 properties that were opened in the second quarter of 1998.

 Corporate Operations

     Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. These expenses consist primarily of personnel and certain marketing costs, as well as development costs that are not directly related to a site that we will develop. We incurred corporate operating and property management expenses of $10.4 million (10% of total revenue) in the second quarter of 1999 and $9.7 million (14% of total revenue) in the second quarter of 1998. The increase in the amount of these expenses for the second quarter of 1999 as compared to the same period in 1998 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated. We expect these expenses will continue to increase in total amount but decline as a percentage of revenue as we develop and operate additional facilities in the future.

     Depreciation and amortization was $337,000 for the quarter ended June 30, 1999 and $324,000 for the comparable period in 1998. These provisions were computed using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of our facilities. These assets were primarily office furniture and equipment.

     We realized $222,000 of interest income in the second quarter of 1999 and $1.0 million in the second quarter of 1998. This interest income was primarily attributable to the temporary investment of funds drawn under our credit facilities. We incurred interest charges of $16.4 million during the second quarter of 1999 and $9.7 million in the second quarter of 1998. Of these amounts, $2.4 million in the second quarter of 1999 and $4.1 million in the second quarter of 1998 were capitalized and included in the cost of buildings and improvements.

     We recognized income tax expense of $9.7 million for the second quarter of 1999 and $6.7 million for the second quarter of 1998 (40% of income before income taxes and the cumulative effect of an accounting change, in both periods). Income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes. We expect the annualized effective income tax rate for 1999 will be approximately 40%.

 Reduction in Valuation Allowance

     In the quarter ended September 30, 1998, unfavorable capital market conditions resulted in a reduction in our development plans for 1999 and 2000. As a result, a valuation allowance of $12.0 million was established for the write-off of costs related to sites that would not be developed. The operating results for the quarter ended June 30, 1999 reflect the reversal of $1.1 million of this valuation allowance resulting from the renegotiation of the terms of a number of the optioned sites.

 For the Six Months Ended June 30, 1999 and 1998

 Property Operations

     The following is a summary of the properties in operation at the end of each period along with the related average occupancy rates and average weekly room rates during each period:

                                                 For the Six Months Ended
                    -----------------------------------------------------------------------------------
                                June 30, 1999                               June 30, 1998
                    ---------------------------------------     ---------------------------------------
                                   Average        Average                      Average        Average
                    Facilities    Occupancy     Weekly Room     Facilities    Occupancy     Weekly Room
                       Open          Rate          Rate            Open          Rate          Rate
                    ----------    ---------     -----------     ----------    ---------     -----------
Crossland..........      39           65%          $209             14            60%           $193
EXTENDED STAY......     222           75            293            162            74             277
StudioPLUS.........      86           72            332             63            68             332
                        ---           --           ----            ---            --            ----
  Total............     347           73%          $289            239            72%           $284
                        ===           ==           ====            ===            ==            ====

     For each of the brands, occupancy rates increased for the six-month period ended June 30, 1999 as compared to the same period in 1998 primarily due to a decrease in the ratio of newly opened properties to total properties for those brands. The average occupancy rate in the six months ended June 30, 1999 for the 185 properties that we owned and operated as of December 31, 1997 was 77%.

     The increase in average weekly room rates for the six months ended June 30, 1999 as compared to the same period of 1998 reflects the geographic dispersion of properties opened since June 30, 1998 and the higher standard weekly room rates in certain of those markets. The increase also is due in part to increases in rates charged at previously opened properties. The average weekly room rate for the 185 properties that were owned and operated throughout both periods increased 2% in the first six months of 1999. For the StudioPLUS brand, the average weekly rate also reflects a change in pricing policies instituted in 1998. The new policies established a standard rate structure based on competitive rates in the markets served by the properties instead of variable rates based on actual and anticipated short-term demand factors. We believe that the current pricing strategy creates greater value for more customers and that, as a result, the properties will enjoy long-term benefits of increased customer retention and loyalty. This change in pricing strategy resulted in a decline in average weekly rates for the StudioPLUS brand of approximately 2% for the six months ended June 30, 1999, which was partially offset by the higher weekly rates charged in certain markets in which properties have been opened since June 30, 1998.

     We recognized total revenue of $195.9 million for the six months ended June 30, 1999 and $124.3 million for the six months ended June 30, 1998. This is an increase of $71.6 million, or 58%. Approximately $67.3 million of the increased revenue was attributable to properties opened subsequent to December 31, 1997 and approximately $4.3 million was attributable to an increase in revenue for the 185 properties that we owned and operated throughout both periods.

     Property operating expenses for the six months ended June 30, 1999 were $85.0 million (43% of total revenue) compared to $55.2 million (44% of total revenue) for the six months ended June 30, 1998. The decrease in property operating expenses as a percentage of total revenue for the six months ended June 30, 1999 as compared to the same period of 1998 was primarily a result of improved occupancies and revenues for the facilities that were in their pre-stabilization periods during the first six months of 1998. Operating expenses as a percentage of revenue generally decline as a newly-opened property increases its occupancy and revenue because the majority of these expenses do not vary based on occupancy. As a result of the foregoing, we realized property operating margins of 57% for the six months ended June 30, 1999 and 56% for the six months ended June 30, 1998.

     The provisions for depreciation and amortization for the lodging facilities was $28.2 million for the six months ended June 30, 1999 and $18.7 million for the six months ended June 30, 1998. The increase in depreciation and amortization for the six months ended June 30, 1999 as compared to the same period in 1998 is due to the operation of 108 additional facilities in 1999 and we operated for a full six months the 54 properties that were opened in the first six months of 1998.


 Corporate Operations

     We incurred corporate operating and property management expenses of $20.7 million (11% of total revenue) in the six months ended June 30, 1999 and $19.1 million (15% of total revenue) in the six months ended June 30, 1998. The increase in the amount of these expenses for the six-month period ended June 30, 1999 as compared to the same period in 1998 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated. We expect these expenses will continue to increase in total amount but decline as a percentage of revenue as we develop and operate additional facilities in the future.

     Depreciation and amortization for assets not directly related to operation of our facilities was $642,000 for the six months ended June 30, 1999 and $727,000 for the six months ended June 30, 1998.

     We realized $400,000 of interest income in the six months ended June 30, 1999 and $1.4 million in the six months ended June 30, 1998. This interest income was attributable to the temporary investment of funds drawn under our credit facilities. We incurred interest charges of $31.5 million in the six months ended June 30, 1999 and $15.0 million in the six months ended June 30 , 1998. Of these amounts, $5.9 million in the six months ended June 30, 1999 and $7.9 million in the six months ended June 30, 1998 were capitalized and included in the cost of buildings and improvements.

     We recognized income tax expense of $14.8 million for the six-month period ended June 30, 1999 and $9.9 million for the six-month period ended June 30, 1998 (40% of income before income taxes and the cumulative effect of an accounting change, in both periods). Income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes.

 Cumulative Effect of a Change in Accounting

     Pursuant to the Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" issued by the Accounting Standards Executive Committee, effective January 1, 1999, we changed our method of accounting for compensation and other training related costs incurred prior to the opening of a property to expense them as they are incurred. Accordingly, we recorded an expense of $779,000, net of income tax benefit of $520,000, as the cumulative effect of this change in accounting.

Liquidity and Capital Resources

     We had net cash and cash equivalents of $7.8 million as of June 30, 1999 and $0.6 million as of December 31, 1998. At June 30, 1999 and December 31, 1998, we had invested substantially all of the cash balances in short-term demand notes having credit ratings of A1/P1 or the equivalent utilizing domestic commercial banks and other financial institutions. We also deposited excess funds during these periods in an overnight sweep account with a commercial bank which in turn invested these funds in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, we did not take possession of the securities, which were instead held by the financial institution. The market value of the securities held pursuant to these arrangements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

     Our operating activities generated cash of $47.8 million during the six months ended June 30, 1999 and $37.0 million during the six months ended June 30, 1998.

     We used $181.1 million to acquire land, develop, or furnish a total of 65 sites opened or under construction in the six months ended June 30, 1999 and $284.2 million for 150 sites in the six months ended June 30, 1998.

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

     We received net proceeds from the exercise of options to purchase common stock totaling $5.4 million in the six months ended June 30, 1999 and $4.2 million in the six months ended June 30, 1998.

     In addition to our $200 million 9.15% Senior Subordinated Notes due 2008 (the "Notes"), we have an $800 million credit facility (the "Credit Facility") which provides for a $350 million revolving loan facility (the "Revolving Facility"), a $150 million term loan facility (the "Tranche A Facility"), a $200 million term loan facility (the "Tranche B Facility"), and a $100 million term loan facility (the "Tranche C Facility"). As of June 30, 1999, we had outstanding loans of $140 million under the Revolving Facility, $150 million under the Tranche A Facility, $200 million under the Tranche B Facility and $100 million under the Tranche C Facility, leaving $210 million available and committed under the Credit Facility. Availability of the Revolving Facility is dependent, however, upon us satisfying certain financial ratios of debt and interest compared to earnings before interest, taxes, depreciation, and amortization, with these amounts being calculated pursuant to definitions contained in the Credit Facility. In April 1999, $100 million in term loans under the Tranche C Facility were funded and were applied to reduce outstanding loans under the Revolving Facility.

     Our primary market risk exposures result from the variable nature of the interest rates on borrowings under the Credit Facility. The Credit Facility was entered into for purposes other than trading. We do not own derivative financial instruments or derivative commodity instruments. Based on the levels of borrowings under the Credit Facility at June 30, 1999, if interest rates changed by 1.0%, our annual cash flow and net income would change by $3.5 million. We manage our market risk exposures by periodic evaluation of such exposures relative to the costs of reducing the exposures by entering into interest rate swaps or by refinancing the underlying obligations with longer term fixed rate debt obligations.

     In connection with the Credit Facility and the Notes, we incurred additions to deferred loan costs of $21,000 during the six months ended June 30, 1999 and $10.5 million during the six months ended June 30, 1998.

     We had commitments not reflected in our financial statements at June 30, 1999 totaling approximately $75 million to complete construction of extended stay properties. We expect we will continue to rapidly expand our operations. In 1999 and 2000, we plan to open new properties with total costs of approximately $350 million per year. We expect to continue an active development program thereafter. We believe that the remaining availability under the Credit Facility, together with cash on hand and cash flows from operations, will provide sufficient funds to continue our expansion as presently planned and to fund our operating expenses through 2000. We may need additional capital depending on a number of factors, including the number of properties we construct or acquire, the timing of that development, and the cash flow generated by our properties. Also, if capital markets provide favorable opportunities, our plans or assumptions change or prove to be inaccurate, our existing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions, we may seek additional capital sooner than we currently anticipate. Sources of capital may include public or private debt or equity financing. We cannot assure you that we will be able to obtain additional capital on acceptable terms, if at all. Our failure to raise additional capital could result in the delay or abandonment of some or all of our development and expansion plans, and could have a material adverse effect on us.

Impact of the Year 2000 Issue and Accounting Releases

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Based on our assessment, we do not anticipate that any significant modification or replacement of our hardware or software will be necessary for our computer systems to properly use dates beyond December 31, 1999 or that we will incur significant operating expenses to make any such computer system improvements. We are undertaking an assessment as to whether any of our significant suppliers, lenders, or service providers will need to make any such software modifications or replacements. While we do not expect the failure of any third parties to address the Year 2000 Issue to uniquely impact our business, we could be adversely affected should the availability of electricity, gas, water, telephone, or banking services be interrupted. In addition, we could be adversely affected if other businesses are impacted by the Year 2000 Issue to the extent that business related travel is reduced significantly or in the event that our employees are unable to fulfill their responsibilities. While we do not expect these pervasive failures to result from the Year 2000 Issue, we cannot assure you that these problems will not arise.

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

Special Note on Forward-Looking Statements

     This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as "expects", "intends", "plans", "projects", "believes", "estimates", and similar expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors which may cause our actual results, performance, or achievements to be materially different. These factors include, among other things:

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

     Other matters set forth in this Quarterly Report may also cause our actual future results to differ materially from these forward-looking statements. We can not assure you that our expectations will prove to be correct. In addition, all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements mentioned above. You are cautioned not to place undue reliance on these forward-looking statements. All of these forward-looking statements are based on our expectations as of the date of this Quarterly Report. We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

                                    PART II

                               OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     The following summarizes the votes of the Annual Meeting of the Company's stockholders held on May 19, 1999:

               Matter                    For      Against  Abstain  Non-Vote  Shares Voted
------------------------------------  ----------  -------  -------  --------  ------------
Election of Directors:
H. Wayne Huizenga...................  89,298,134       --  111,132        --    89,409,266
George D. Johnson, Jr...............  89,298,134       --  111,132        --    89,409,266
Donald F. Flynn.....................  89,298,134       --  111,132        --    89,409,266
Stewart H. Johnson..................  89,298,134       --  111,132        --    89,409,266
John J. Melk........................  89,298,134       --  111,132        --    89,409,266
Peer Pedersen.......................  89,347,134       --   62,132        --    89,409,266

Ratification of the appointment of
PricewaterhouseCoopers LLP as
Independent Auditors for the
Company for 1999....................  89,380,684   20,856    7,726              89,409,266

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
     Number                    Description of Exhibit
     ------                    ----------------------
     27.1       Financial Data Schedule (for EDGAR filings only)


(b)  Reports on Form 8-K

     None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1999.


                         EXTENDED STAY AMERICA, INC.

                           /s/ Robert A. Brannon
                         --------------------------------------------------
                               Robert A. Brannon
                               Senior Vice President, Chief Financial Officer, Secretary, and Treasurer
                               (Principal Financial Officer)

                           /s/ Gregory R. Moxley
                         --------------------------------------------------
                               Gregory R. Moxley
                               Vice President Finance
                               (Principal Accounting Officer)