Form 10-Q
period 1999-09-30
EXTENDED STAY AMERICA INC
filed 1999-11-15
CIK 1002579

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ______________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended September 30, 1999

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

Yes ___X____ No_______

     At November 9, 1999, the registrant had issued and outstanding an aggregate of 96,196,084 shares of Common Stock.

                                     PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                          EXTENDED STAY AMERICA, INC.

               Condensed Consolidated Balance Sheets (Unaudited)
                       (In thousands, except share data)


                                    ASSETS
                                    ------

                                                                                         September 30,     December 31,
                                                                                             1999            1998(1)
                                                                                         -------------     ------------
Current assets:
 Cash and cash equivalents............................................................     $    8,788        $      623
 Accounts receivable..................................................................          7,350             5,946
 Prepaid expenses.....................................................................          3,344             1,743
 Deferred income taxes................................................................         32,279            27,735
 Other current assets.................................................................             27               781
                                                                                           ----------        ----------
     Total current assets.............................................................         51,788            36,828
Property and equipment, net...........................................................      1,803,112         1,637,334
Deferred loan costs...................................................................         16,711            19,260
Other assets..........................................................................            518             1,160
                                                                                           ----------        ----------
                                                                                           $1,872,129        $1,694,582
                                                                                           ==========        ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Current liabilities:
 Accounts payable.....................................................................     $   27,452        $   62,834
 Income taxes payable.................................................................             37             7,079
 Accrued retainage....................................................................         10,955            25,442
 Accrued property taxes...............................................................         13,522             6,856
 Accrued salaries and related expenses................................................          3,710             1,816
 Accrued interest.....................................................................          2,456             7,010
 Other accrued expenses...............................................................         16,192            15,304
 Current portion of long-term debt....................................................          2,000             2,000
                                                                                           ----------        ----------
     Total current liabilities........................................................         76,324           128,341
                                                                                           ----------        ----------
Deferred income taxes.................................................................         67,438            46,490
                                                                                           ----------        ----------
Long-term debt........................................................................        818,000           653,000
                                                                                           ----------        ----------

Commitments

Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding........................................................................
 Common stock, $.01 par value, 500,000,000 shares authorized; 96,539,884 and
   95,968,379 shares issued and outstanding, respectively.............................            965               960
 Additional paid-in capital...........................................................        832,987           827,110
 Retained earnings....................................................................         76,415            38,681
                                                                                           ----------        ----------
     Total stockholders' equity.......................................................        910,367           866,751
                                                                                           ----------        ----------
                                                                                           $1,872,129        $1,694,582
                                                                                           ==========        ==========

_____________________
(1)  Derived from audited financial statements

    See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

            Condensed Consolidated Statements of Income (Unaudited)
                     (In thousands, except per share data)


                                                                  Three Months Ended             Nine Months Ended
                                                             ----------------------------  -----------------------------
                                                             September 30,  September 30,  September 30,   September 30,
                                                                 1999           1998            1999           1998
                                                             -------------  -------------  --------------  -------------

Revenue....................................................       $116,491        $81,006       $312,397        $205,280

Property operating expenses................................         48,231         32,593        133,277          87,767
Corporate operating and property
 management expenses.......................................         10,589          9,966         31,335          29,078
Increase (decrease) in valuation allowance.................                        12,000         (1,079)         12,000
Depreciation and amortization..............................         15,637         10,865         44,464          30,308
                                                                  --------        -------       --------        --------
  Total costs and expenses.................................         74,457         65,424        207,997         159,153
                                                                  --------        -------       --------        --------

Income from operations before interest, income taxes and
 cumulative effect of accounting change.....................        42,034         15,582        104,400          46,127

Interest expense, net......................................         14,942          6,429         40,210          12,111
                                                                  --------        -------       --------        --------
Income before income taxes and cumulative effect of
 accounting change..........................................        27,092          9,153         64,190          34,016

Provision for income taxes.................................         10,837          3,661         25,677          13,607
                                                                  --------        -------       --------        --------
Net income before cumulative effect of accounting change...         16,255          5,492         38,513          20,409

Cumulative effect of change in accounting for start-up
 activities, net of income tax benefit of $520..............                                         779
                                                                  --------        -------       --------        --------
Net income.................................................       $ 16,255        $ 5,492       $ 37,734        $ 20,409
                                                                  ========        =======       ========        ========

Net income per common share- Basic:
 Net income before cumulative effect of accounting change..       $   0.17        $  0.06       $   0.40        $   0.21
 Cumulative effect of accounting change....................                                        (0.01)
                                                                  --------        -------       --------        --------
Net income.................................................       $   0.17        $  0.06       $   0.39        $   0.21
                                                                  ========        =======       ========        ========

Net income per common share- Diluted:
 Net income before cumulative effect of accounting change..       $   0.17        $  0.06       $   0.40        $   0.21
 Cumulative effect of accounting change....................                                        (0.01)
                                                                  --------        -------       --------        --------
Net income.................................................       $   0.17        $  0.06       $   0.39        $   0.21
                                                                  ========        =======       ========        ========

Weighted average shares:
 Basic.....................................................         96,523         96,033         96,260          95,878
 Effect of dilutive options................................            712            690            778             998
                                                                  --------        -------       --------        --------
 Diluted...................................................         97,235         96,723         97,038          96,876
                                                                  ========        =======       ========        ========




     See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                             Nine Months Ended
                                                                       ------------------------------
                                                                       September 30,   September 30,
                                                                            1999            1998
                                                                       --------------  --------------
Cash flows from operating activities:
 Net income..........................................................      $  37,734       $  20,409
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.....................................         44,464          30,308
   Amortization of deferred loan costs included in interest expense..          2,894           2,404
   Deferred income taxes.............................................         16,404           5,300
   Cumulative effect of accounting change, net.......................            779
   Changes in operating assets and liabilities.......................        (12,753)         14,135
                                                                           ---------       ---------
     Net cash provided by operating activities.......................         89,522          72,556
                                                                           ---------       ---------
Cash flows from investing activities:
 Additions to property and equipment.................................       (251,622)       (455,409)
 Other assets........................................................            121             (37)
                                                                           ---------       ---------
     Net cash used in investing activities...........................       (251,501)       (455,446)
                                                                           ---------       ---------
Cash flows from financing activities:
 Proceeds from long-term debt........................................        315,000         443,500
 Repayments of revolving credit facility.............................       (150,000)        (28,500)
 Proceeds from issuance of common stock..............................          5,489           3,126
 Additions to deferred loan costs....................................           (345)        (11,328)
                                                                           ---------       ---------
     Net cash provided by financing activities.......................        170,144         406,798
                                                                           ---------       ---------
Increase in cash and cash equivalents................................          8,165          23,908
Cash and cash equivalents at beginning of period.....................            623           3,213
                                                                           ---------       ---------
Cash and cash equivalents at end of period...........................      $   8,788       $  27,121
                                                                           =========       =========

Noncash investing and financing transactions:
 Capitalized or deferred items included in accounts payable
  and accrued liabilities............................................      $  26,882       $  70,185
                                                                           =========       =========
 Conversion of amounts due under revolving credit facility
  to term loan.......................................................      $               $ 100,000
                                                                           =========       =========
 Capitalization of amortized deferred loan costs.....................      $               $     511
                                                                           =========       =========

Supplemental cash flow disclosures:
 Cash paid for:
  Income taxes, net of refunds of $12 in 1999 and $411 in 1998.......      $  15,402       $   2,672
                                                                           =========       =========
  Interest expense, net of amounts capitalized.......................      $  42,588       $  14,703
                                                                           =========       =========




     See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999


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

     Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     In the quarter ended September 30, 1998, unfavorable capital market conditions resulted in a reduction in the Company's development plans for 1999 and 2000. As a result, a valuation allowance of $12.0 million was established for the write-off of costs related to sites that would not be developed. This valuation allowance was reduced by $1.1 million in the quarter ended June 30, 1999 due to the renegotiation of the terms of a number of the optioned sites.

     For the nine months ended September 30, 1999 and 1998, the computation of diluted earnings per share does not include approximately 7,850,000 and 6,287,000 weighted average shares, respectively, of common stock represented by outstanding options because the exercise price of the options was greater than the average market price of common stock during the period.

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

     During the quarter ended June 30, 1999, 14 StudioPLUS properties were repositioned as EXTENDED STAY properties. All operating statistics reflect the repositioning of these properties as EXTENDED STAY properties for the entire periods presented. The table below provides a summary of our selected development and operational results for the three months and nine months ended September 30, 1999 and 1998.

                                             Three Months            Nine Months
                                          Ended September 30,    Ended September 30,
                                         ---------------------  ---------------------
                                            1999       1998        1999       1998
                                         ----------  ---------  ----------  ---------
Total Facilities Open (at Period End)..        356        269         356        269
Total Facilities Developed.............          9         30          51         84
Average Occupancy Rate.................         79%        78%         75%        74%
Average Weekly Room Rate...............      $ 296      $ 290       $ 292      $ 286

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

     The following is a summary of our development status as of September 30, 1999 by brand. We expect to complete the construction of the facilities currently under construction generally within the next twelve months, however, we cannot assure you that we will complete construction within the time periods we have historically experienced. Our ability to complete construction may be materially impacted by various factors including final permitting, inspections and obtaining certificates of occupancy, as well as weather-induced construction delays.

                                            EXTENDED
                                 Crossland    STAY    StudioPLUS  Total
                                 ---------  --------  ----------  -----
Operating Facilities...........      39        228        89       356
Facilities Under Construction..       0         21         2        23


Results of Operations

For the Three Months Ended September 30, 1999 and 1998

Property Operations

     The following is a summary of the properties in operation at the end of each period along with the related average occupancy rates and average weekly room rates during each period:

                                        For the Three Months Ended
                 ------------------------------------------------------------------------
                          September 30, 1999                  September 30, 1998
                 -----------------------------------  -----------------------------------
                              Average      Average                 Average      Average
                 Facilities  Occupancy   Weekly Room  Facilities  Occupancy   Weekly Room
                    Open        Rate        Rate         Open        Rate        Rate
                 ----------  ----------  -----------  ----------  ----------  -----------
Crossland......          39         75%         $214          21         66%         $198
EXTENDED STAY..         228         80           301         177         81           285
StudioPLUS.....          89         77           338          71         74           341
                        ---         --          ----         ---         --          ----
  Total........         356         79%         $296         269         78%         $290
                        ===         ==          ====         ===         ==          ====

     Because newly opened properties typically experience lower occupancies during their pre-stabilization period, average occupancy rates are impacted by the ratio of newly opened properties to total properties. The average occupancy rate in the third quarter of 1999 for the 239 properties we owned and operated as of June 30, 1998 was 81%. Similarly, the average occupancy rate in the third quarter of 1998 for the 116 properties we owned and operated as of June 30, 1997 was 85%. The decline in the average occupancy rate for properties open for at least one year at the beginning of the quarter of each year is primarily attributable to an increase during the last twelve months in the supply of available rooms in the lodging industry generally and specifically in certain of the markets in which we operate. We expect that this increase in supply, particularly in certain markets in Texas and North Carolina, will continue to impact our occupancies until incremental demand is sufficient to compensate for the additional supply of available rooms. The impact of the additional supply of available rooms was offset by the impact of a decline in the ratio of newly opened properties to total properties, particularly for the Studio Plus and Crossland brands, resulting in overall average occupancy rates of 79% for the third quarter of 1999 compared to 78% for the third quarter of 1998.

     The increase in overall average weekly room rates for the third quarter of 1999 as compared to the third quarter of 1998 reflects the geographic dispersion of properties opened since September 30, 1998 and the higher standard weekly room rates in certain of those markets. The increase also is due in part to increases in rates charged at previously opened properties. The average weekly room rate for the 239 properties that we owned and operated throughout both periods increased by 2% in the third quarter of 1999. The increase in our overall average weekly room rates for the third quarter of 1999 as compared to the same period of 1998 are diluted by an increase in the percentage of total occupied rooms attributable to the lower priced Crossland brand. Occupied rooms attributable to the Crossland brand were 13% of total occupied room nights for the third quarter of 1999 compared to 7% for the third quarter of 1998. The decrease in the average weekly room rate for the StudioPLUS brand is primarily the result of lower rates experienced in certain markets in Texas and North Carolina in response to an increase in the supply of available rooms in those markets.

     We recognized total revenue of $116.5 million for the third quarter of 1999 and $81.0 million for the third quarter of 1998. This is an increase of $35.5 million, or 44%. Approximately $33.3 million of the increased revenue was attributable to properties opened subsequent to June 30, 1998 and approximately $2.2 million was attributable to an increase in revenue for the 239 properties that we owned and operated throughout both periods.

     Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating and property management expenses, depreciation or interest, were $48.2 million (41% of total revenue) for the third quarter of 1999, as compared to $32.6 million (40% of total revenue) for the third quarter of 1998. The increase in the property operating expense ratio for 1999 is primarily attributable to increasing maintenance costs inherent in the maturing of certain of our properties and increases in labor rates in certain markets in response to increased demand for hospitality employees in those markets.

     The provisions for depreciation and amortization for the lodging facilities were $15.2 million for the third quarter of 1999 and $10.5 million for the third quarter of 1998. These provisions were computed using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation. Depreciation and amortization for the third quarter of 1999 increased compared to the third quarter of 1998 because we operated 87 additional facilities in 1999 and because we operated for a full quarter the 30 properties that were opened in the third quarter of 1998.

 Corporate Operations

     Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. These expenses consist primarily of personnel and certain marketing costs, as well as development costs that are not directly related to a site that we will develop. We incurred corporate operating and property management expenses of $10.6 million (9% of total revenue) in the third quarter of 1999 and $10.0 million (12% of total revenue) in the third quarter of 1998. The increase in the amount of these expenses for the third quarter of 1999 as compared to the same period in 1998 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated. We expect these expenses will continue to increase in total amount but decline as a percentage of revenue as we develop and operate additional facilities in the future.

     Depreciation and amortization was $419,000 for the quarter ended September 30, 1999 and $333,000 for the comparable period in 1998. These provisions were computed using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of our facilities. These assets were primarily office furniture and equipment.

     We realized $143,000 of interest income in the third quarter of 1999 and $1.2 million in the third quarter of 1998. This interest income was primarily attributable to the temporary investment of funds drawn under our credit facilities. We incurred interest charges of $17.2 million during the third quarter of 1999 and $12.5 million in the third quarter of 1998. Of these amounts, $2.1 million in the third quarter of 1999 and $4.9 million in the third quarter of 1998 were capitalized and included in the cost of buildings and improvements.

     We recognized income tax expense of $10.8 million for the third quarter of 1999 and $3.7 million for the third quarter of 1998 (40% of income before income taxes and the cumulative effect of an accounting change, in both periods). Income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes. We expect the annualized effective income tax rate for 1999 will be approximately 40%.

 Valuation Allowance

     In the quarter ended September 30, 1998, unfavorable capital market conditions resulted in a reduction in our development plans for 1999 and 2000. As a result, a valuation allowance of $12.0 million was established for the write-off of costs related to sites that would not be developed. This valuation allowance was reduced by $1.1 million in the quarter ended June 30, 1999 due to the renegotiation of the terms of a number of the optioned sites.

For the Nine Months Ended September 30, 1999 and 1998

Property Operations

     The following is a summary of the number of properties in operation at the end of each period along with the related average occupancy rates and average weekly room rates during each period:

                                        For the Nine Months Ended
                 ------------------------------------------------------------------------
                          September 30, 1999                  September 30, 1998
                 -----------------------------------  -----------------------------------
                              Average      Average                 Average      Average
                 Facilities  Occupancy   Weekly Room  Facilities  Occupancy   Weekly Room
                    Open        Rate        Rate         Open        Rate        Rate
                 ----------  ----------  -----------  ----------  ----------  -----------
Crossland......          39         68%         $210          21         63%         $196
EXTENDED STAY..         228         77           296         177         77           280
StudioPLUS.....          89         74           334          71         70           335
                        ---         --          ----         ---         --          ----
  Total........         356         75%         $292         269         75%         $286
                        ===         ==          ====         ===         ==          ====

     Average occupancy rates for the Crossland and StudioPLUS brands increased for the nine-month period ended September 30, 1999 as compared to the same period in 1998 primarily due to a decrease in the ratio of newly opened properties to total properties for those brands. The average occupancy rate in the nine months ended September 30, 1999 for the 185 properties that we owned and operated as of December 31, 1997 was 79%. Average occupancy rates during the period were diluted by the impact of an increase during the last twelve months in the supply of available rooms in the lodging industry generally and specifically in certain of the markets in which we operate.

     The increase in average weekly room rates for the nine months ended September 30, 1999 as compared to the same period of 1998 reflects the geographic dispersion of properties opened since September 30, 1998 and the higher standard weekly room rates in certain of those markets. The increase also is due to increases in rates charged at previously opened properties. The average weekly room rate for the 185 properties that we owned and operated throughout both periods increased 2% in the first nine months of 1999. For the StudioPLUS brand, the average weekly rate also reflects a change in pricing policies instituted in 1998. The new policies established a standard rate structure based on competitive rates in the markets served by the properties instead of variable rates based on actual and anticipated short-term demand factors. We believe that the current pricing strategy creates greater value for more customers and that, as a result, the properties will enjoy long-term benefits of increased customer retention and loyalty. This change in pricing strategy and the impact of lower rates experienced in certain markets in Texas and North Carolina resulted in a decline in average weekly rates for the StudioPLUS brand for the nine months ended September 30, 1999, which was partially offset by the higher weekly rates charged in certain markets in which properties have been opened since September 30, 1998.

     We recognized total revenue of $312.4 million for the nine months ended September 30, 1999 and $205.3 million for the nine months ended September 30, 1998. This is an increase of $107.1 million, or 52%. Approximately $102.5 million of the increased revenue was attributable to properties opened subsequent to December 31, 1997 and approximately $4.6 million was attributable to an increase in revenue for the 185 properties that were owned and operated throughout both periods.

     Property operating expenses for the nine months ended September 30, 1999 were $133.3 million (43% of total revenue) compared to $87.8 million (43% of total revenue) for the nine months ended September 30 1998.

     The provisions for depreciation and amortization for the lodging facilities was $43.4 million for the nine months ended September 30, 1999 and $29.3 million for the nine months ended September 30, 1998. Depreciation and amortization for the nine months ended September 30, 1999 increased compared to the same period in 1998 because we operated 87 additional facilities in 1999 and because we operated for a full nine months the 84 properties that were opened in the first nine months of 1998.

 Corporate Operations

     We incurred corporate operating and property management expenses of $31.3 million (10% of total revenue) in the nine months ended September 30, 1999 and $29.1 million (14% of total revenue) in the nine months ended September 30, 1998. The increase in the amount of these expenses for the nine-month period ended September 30, 1999 as compared to the same period of 1998 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated. We expect these expenses will continue to increase in total amount but to decline as a percentage of revenue as we develop and operate additional facilities in the future.

     Depreciation and amortization for assets not directly related to operation of our facilities was $1.1 million for the nine months ended September 30, 1999 and $1.1 million for the comparable period in 1998.

     We realized $0.5 million of interest income in the nine months ended September 30, 1999 and $2.6 million in the nine months ended September 30, 1998. This interest income was attributable to the temporary investment of funds drawn under our credit facilities. We incurred interest charges of $48.8 million in the nine months ended September 30, 1999 and $27.5 million in the nine months ended September 30, 1998. Of these amounts, $8.0 million in the nine months ended September 30, 1999 and $12.8 million in the nine months ended September 30, 1998 were capitalized and included in the cost of buildings and improvements.

     We recognized income tax expense of $25.7 million for the nine-month period ended September 30, 1999 and $13.6 million for the nine-month period ended September 30, 1998 (40% of income before income taxes and the cumulative effect of an accounting change, in both periods). Income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes.

 Valuation Allowance

     In the quarter ended September 30, 1998, unfavorable capital market conditions resulted in a reduction in our development plans for 1999 and 2000. As a result, a valuation allowance of $12.0 million was established for the write-off of costs related to sites that would not be developed. This valuation allowance was reduced by $1.1 million in the quarter ended June 30, 1999 due to the renegotiation of the terms of a number of the optioned sites.

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

Liquidity and Capital Resources

     We had net cash and cash equivalents of $8.8 million as of September 30, 1999 and $0.6 million as of December 31, 1998. At September 30, 1999 and December 31, 1998, we had invested substantially all of the cash balances in short-term demand notes having credit ratings of A1/P1 or equivalent utilizing domestic commercial banks and other financial institutions. We also deposited excess funds during these periods in an overnight sweep account with a commercial bank which in turn invested these funds in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, we did not take possession of the securities, which were instead held by the financial institution. The market value of the securities held pursuant to these arrangements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

     Our operating activities generated cash of $89.5 million during the nine months ended September 30, 1999 and $72.6 million during the nine months ended September 30, 1998.

     We used $251.6 million to acquire land, develop, or furnish a total of 74 sites opened or under construction in the nine months ended September 30, 1999 and $455.4 million for the 166 sites in the nine months ended September 30, 1998.

     Our cost to develop a property varies significantly by brand and by geographic location due to differences in land and labor costs. Similarly, the average weekly rate charged and the resultant cash flow from these properties will vary significantly but generally are expected to be in proportion to the development costs. For the 272 properties we opened from January 1, 1996 through December 31, 1998, the average development cost was approximately $5.0 million with an average of 107 rooms. In 1999, we expect to open a number of properties in the Northeast and West where average development costs are higher. Accordingly, we expect our average development cost for 1999 to increase to approximately $6.3 million per property. We expect our average development cost per property for 2000 to continue to increase as we continue to expand in the Northeast and West.

     We received net proceeds from the exercise of options to purchase common stock totaling $5.5 million in the nine months ended September 30, 1999 and $3.1 million in the nine months ended September 30, 1998.

     In addition to our $200 million 9.15% Senior Subordinated Notes due 2008 (the "Notes"), we have an $800 million credit facility (the "Credit Facility") which provides for a $350 million revolving loan facility (the "Revolving Facility"), a $150 million term loan facility (the "Tranche A Facility"), a $200 million term loan facility (the "Tranche B Facility"), and a $100 million term loan facility (the "Tranche C Facility"). Loans under the Credit

Facility bear interest, at our option, at either a variable prime-based rate or a variable LIBOR-based rate, plus an applicable margin. As of September 30, 1999, we had outstanding loans of $170 million under the Revolving Facility, $150 million under the Tranche A Facility, $200 million under the Tranche B Facility and $100 million under the Tranche C Facility, leaving $180 million available and committed under the Credit Facility. Availability of the Revolving Facility is dependent, however, upon us satisfying certain financial ratios of debt and interest compared to earnings before interest, taxes, depreciation, and amortization, with these amounts being calculated pursuant to definitions contained in the Credit Facility. In April 1999, $100 million in term loans under the Tranche C Facility were funded and were applied to reduce outstanding loans under the Revolving Facility.

     Our primary market risk exposures result from the variable nature of the interest rates on borrowings under the Credit Facility. The Credit Facility was entered into for purposes other than trading. We do not own derivative financial instruments or derivative commodity instruments. Based on the levels of borrowings under the Credit Facility at September 30, 1999, if interest rates changed by 1.0%, our annual cash flow and net income would change by $3.7 million. We manage our market risk exposures by periodic evaluation of such exposures relative to the costs of reducing the exposures by entering into interest rate swaps or by refinancing the underlying obligations with longer term fixed rate debt obligations.

     In connection with the Credit Facility and the Notes, we incurred additions to deferred loan costs of $345,000 during the nine months ended September 30, 1999 and $11.3 million during the nine months ended September 30, 1998.

     We had commitments not reflected in our financial statements at September 30, 1999 totaling approximately $85 million to complete construction of extended stay properties. We expect we will continue to rapidly expand our operations. In 1999 and 2000, we plan to open new properties with total costs of approximately $350 million per year. We expect to continue an active development program thereafter. We believe that the remaining availability under the Credit Facility, together with cash on hand and cash flows from operations, will provide sufficient funds to continue our expansion as presently planned and to fund our operating expenses through 2000. We may need additional capital depending on a number of factors, including the number of properties we construct or acquire, the timing of that development, and the cash flow generated by our properties. Also, if capital markets provide favorable opportunities, our plans or assumptions change or prove to be inaccurate, our existing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions, we may seek additional capital sooner than we currently anticipate. Sources of capital may include public or private debt or equity financing. We cannot assure you that we will be able to obtain additional capital on acceptable terms, if at all. Our failure to raise additional capital could result in the delay or abandonment of some or all of our development and expansion plans, and could have a material adverse effect on us.

Impact of the Year 2000 Issue and Accounting Releases

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Based on our assessment, we do not anticipate that any significant modification or replacement of our hardware or software will be necessary for our computer systems to properly use dates beyond December 31, 1999 or that we will incur significant operating expenses to make any such computer system improvements. Based on inquiries of our significant suppliers, lenders, and service providers, we do not anticipate being adversely impacted by their failure, if any, to address the Year 2000 Issue. While we do not expect the failure of any third parties to address the Year 2000 Issue to uniquely impact our business, we could be adversely affected should the availability of electricity, gas, water, telephone, or banking services be interrupted. In addition, we could be adversely affected if other businesses are impacted by the Year 2000 Issue to the extent that business related travel is reduced significantly or in the event that our employees are unable to fulfill their responsibilities. While we do not expect these pervasive failures to result from the Year 2000 Issue, we cannot assure you that these problems will not arise.

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

                                    PART II

                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       Exhibit
       Number                    Description of Exhibit
       ------                    ----------------------

        10.1 Aircraft Dry Lease, dated as of July 12, 1999, by and between Wyoming Associates, Inc. and ESA Management, Inc. (Learjet, Serial No. 132).

        10.2 Aircraft Dry Lease, dated as of July 12, 1999, by and between Wyoming Associates, Inc. and ESA Management, Inc. (Challenger, Serial No. 3042)

        10.3 Time Sharing Agreement, dated as of July 20, 1999, by and between ESA Management, Inc. and George Dean Johnson, Jr.

        10.4 Time Sharing Agreement, dated as of August 10, 1999, by and between Advance America Cash Advance Centers, Inc. and Extended Stay America, Inc.

        10.5 Time Sharing Agreement, dated as of August 30, 1999, by and between ESA Management, Inc. and Advance America, Cash Advance Centers, Inc.

        27.1  Financial Data Schedule (for EDGAR filings only)

(b)  Reports on Form 8-K

     None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 1999.


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



                                 /s/ Gregory R. Moxley
                                 -----------------------------------
                                 Gregory R. Moxley
                                 Vice President Finance
                                 (Principal Accounting Officer)