Form 10-K
period 1999-12-31
EXTENDED STAY AMERICA INC
filed 2000-03-15
CIK 1002579

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________
                                   FORM 10-K

     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1999

                                      OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-27360
                                _______________
                          EXTENDED STAY AMERICA, INC.
            (Exact name of Registrant as specified in its charter)

               Delaware                                     36-3996573
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                   Identification Number)

       450 E. Las Olas Boulevard,                               33301
        Ft. Lauderdale, Florida                               (Zip Code)
 (Address of Principal Executive Offices)

      Registrant's telephone number, including area code:  (954) 713-1600

          Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class                  Name of Exchange On Which Registered
       -------------------                  ------------------------------------
Common Stock, par value $.01 per share            New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None
                                _______________

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  [X]    No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $522,129,139 at March 1, 2000 (based on the closing sale price on the New York Stock Exchange, Inc. ("NYSE") on March 1, 2000). At March 1, 2000 the registrant had issued and outstanding an aggregate of 95,429,084 shares of common stock.

                      Documents Incorporated by Reference

     Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 2, 2000, described in Part III hereof, are incorporated by reference in this report.

================================================================================

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

     Our goal is to be a national provider of extended stay lodging. We believe that the first companies to do so will benefit from establishing a brand name and customer awareness. We intend to achieve this goal by rapidly developing properties in selected markets, providing high value accommodations for our guests, actively managing our properties to increase revenues and reduce operating costs, and increasing customer awareness of our products. Through December 31, 1999, we had developed 351 extended stay lodging facilities, acquired 11 others, and had 23 facilities under construction.

     We expect we will have sufficient funds to open properties with total costs exceeding $350 million in 2000. Due to uncertainties regarding the availability of additional capital for projects opening in 2001, however, we plan to limit the development of properties opening in 2000 to approximately 30 properties with total costs of approximately $250 million. We believe that this strategy will permit us to develop properties in markets with higher barriers to entry that generally have longer development cycles, while prudently managing our capital structure. In the event we obtain additional capital, we will seek to increase property openings in future years.

     Extended Stay America was formed in 1995 as a Delaware corporation and our executive offices are located at 450 E. Las Olas Boulevard, Fort Lauderdale, Florida 33301. Our telephone number is (954) 713-1600.

Our Brands

     We own and operate three brands in the extended stay lodging market-- StudioPLUS Deluxe Studios/R/ ("StudioPLUS"), EXTENDED STAYAMERICA Efficiency Studios/R/ ("EXTENDED STAY"), and Crossland Economy Studios ("Crossland"). Each brand is designed to appeal to different price points below $500 per week. All three brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette; and a bathroom. EXTENDED STAY rooms are designed to compete in the economy category. Crossland rooms are typically smaller than EXTENDED STAY rooms and are targeted for the budget category, and StudioPLUS facilities serve the mid-price category and generally feature larger guest rooms, an exercise room, and a swimming pool.

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

          Provide a Superior Product at a Lower Price. Our facilities are designed to offer a superior product at lower rates than most other lodging providers within their respective price segments. Each of our brands is targeted to a different price point: StudioPLUS--$299 to $399 per week (daily equivalent--$43 to $57); EXTENDED STAY--$199 to $299 per week (daily equivalent--$29 to $43); and Crossland--$159 to $199 per week (daily equivalent--$23 to $29). Room rates at our facilities vary significantly depending upon market factors affecting their locations. These rates contrast with average daily rates in 1999 of $65, $50, and $39 for the mid-price, economy, and budget segments, respectively, of the entire lodging industry.

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

Industry Overview

  Traditional Lodging Industry

     The U.S. lodging industry is estimated to have generated approximately $72 billion in annual room revenues in 1999 and had approximately 3.9 million rooms at the end of 1999. Industry statistics, which we believe to be reliable, indicate that the U.S. lodging industry's performance is strongly correlated to economic activity. Room supply and demand historically have been sensitive to shifts in economic growth, which has resulted in cyclical changes in average daily room and occupancy rates.

     Overbuilding in the lodging industry in the mid and late 1980s, when approximately 500,000 rooms were added, resulted in an oversupply of rooms. We believe this oversupply and the general downturn in the economy led to depressed industry performance and a lack of capital available to the industry in the late 1980s and early 1990s. We believe that the lodging industry has since benefited from an improved supply and demand balance, as evidenced by the compound annual growth of 5% in revenue per available room from 1993 through 1999. The number of available rooms in the industry has grown at an average annual rate of 3.6% for the years 1996 through 1999, however, and the annual growth in revenue per available room has declined from 6.3% in 1996 to 3.1% in 1999. We believe that this decline in the growth rate of revenue per available room, along with concerns of a decline in the U.S. economy in general, resulted in a significant contraction in capital available for the development of new lodging products in 1998 and 1999. As a result, we expect the rate of growth of new hotel rooms to moderate for the next few years.

     The lodging industry generally can be segmented by the level of service provided and the pricing of the rooms. Segmentation by level of service is divided into the following categories:

     . full service hotels, which offer food and beverage services, meeting rooms, room service, and similar guest services;

     . limited service hotels, which generally offer only rooms with amenities such as swimming pools, continental breakfast, or similar limited services; and

     . all-suite hotels, which generally have limited public spaces but provide guests with two rooms or distinct partitioned areas and which may or may not offer food and beverage service to guests.

The lodging industry may also be segmented by price level and is generally divided into categories based on average daily room rates, which in 1999 were $39 for budget, $50 for economy, $65 for mid-price, $87 for upscale, and $139 for luxury.

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

     In September 1998, we announced the results of a recently completed analysis of extended stay lodging demand which was performed for us by PricewaterhouseCoopers. Their analysis indicated an estimate of total U.S. demand for extended stay properties of approximately 300,000 rooms. As of December 31, 1999, the inventory of dedicated extended stay rooms based on data provided by Smith Travel Research for the following extended stay hotel chains totaled approximately 165,000 rooms.

          Upscale Extended Stay Chains                   Other Extended Stay Chains
          ----------------------------        ----------------------------------------------------
          Hawthorn Inn & Suites(sm)           Bradford Homesuites(R)           Lexington(R) Hotel Suites
          Hawthorn Suites(R)                  Candlewood Hotel(R)              MainStay Suites(sm)
          Homewood Suites(R)                  Crossland                        Sierra Suites(sm)
          Residence Inn(R)                    EXTENDED STAY                    Studio 6(sm)
          StayBridge Suites(R)                Homegate Studios & Suites(R)     StudioPLUS
          Summerfield Suites(R)               Homestead Village(R)             Suburban Lodge(R)
          Woodfin Suites(R)                   InnSuites Hotels                 TownPlace Suites(R)
                                              Inn Town Suites(R)               Villager Lodges(R)

     We believe that these chains represent the majority of dedicated extended stay rooms available in the U.S. lodging industry.

     An upscale extended stay room generally has a weekly rate of $500 or more. Our weekly room rates are generally less than $500. Approximately 39% of the supply of extended stay rooms were operated above our targeted price points and we owned approximately 38% of the rooms operated in our targeted price segments. The following table indicates the total rooms for the extended stay chains listed above, the total rooms for the upscale chains, and the total rooms owned by us at the end of each of the last three years.

                                           1997    1998     1999
                                          ------  -------  -------
Total extended stay rooms available.....  92,000  136,000  165,000
Upscale extended stay rooms.............  43,000   53,000   64,000
Extended stay rooms owned by us.........  19,000   32,000   38,000

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

                                             Year Ended December 31,
                                        ---------------------------------
                                        1995   1996   1997   1998   1999
                                        -----  -----  -----  -----  -----
Average Occupancy Rates:
     Extended Stay Hotel Chains......   79.8%  78.3%  74.7%  71.9%  71.5%
     All U.S. Lodging Industry.......   65.1   65.0   64.5   63.8   63.3

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

                                            Increase     Percentage     Increase     Percentage
                                               in      Increase from       in      Increase from
                                              1998       Prior Year       1999       Prior Year
                                           ----------  --------------  ----------  --------------
Extended Stay Hotel Chains:
     Available Room Nights............     14,200,000        55.9%     13,800,000       32.7%
     Occupied Room Nights.............      9,400,000        49.4       9,700,000       31.9
Our Facilities:
     Available Room Nights............      4,700,000       101.7       3,900,000       42.3
     Occupied Room Nights..............     3,400,000       100.0       2,999,000       44.7

     As a segment of the total U.S. lodging industry, extended stay hotel chains experienced a significant contraction in the availability of capital during 1998 that continued through 1999. As a result, we expect the growth in available dedicated extended stay rooms to moderate for the next few years.

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

     We have approximately 15 real estate professionals and approximately 20 construction professionals who perform site selection, entitlement, and construction activities according to our established criteria and procedures from offices throughout the United States. It generally takes us at least twenty-four months to identify a site and complete construction of a facility, but this process may be substantially longer in certain markets. We try to minimize our capital outlays incurred in this process until after the commencement of construction.

     The site selection process includes assessing the characteristics of a market area based on our development standards, identifying sites for development within a qualified market area, and negotiating an option to purchase qualified sites. Although the time required to complete the selection process in a market varies significantly based on local market conditions, we typically need approximately six to eight months to assess a market and obtain an option to purchase a site in a qualified market.

     After we obtain an option to purchase a site, our legal, environmental, and business due diligence begins. During this period, our real estate and construction professionals evaluate whether the site is financially suitable for development, obtain necessary approvals and permits, and negotiate construction contracts with third party general contractors. It generally takes us eight to ten months to complete this process, however, the time needed can vary significantly by market area due to local regulations and restrictions.

     The site selection and due diligence processes are reviewed periodically by our senior management and our approval to begin construction is based on a detailed review of the demographic, physical, and financial qualifications of each site. Once our senior management approves the development of a site, it is purchased, the construction contract is executed, and construction generally begins immediately. We use a number of general contractors. The selection of a contractor for a specific site depends upon the geographic area, the negotiated construction costs, and the financial and physical capacities of the contractors. The construction process is regularly inspected by our construction professionals to monitor both the quality and timeliness of completion of construction. Although the construction period varies significantly based on local construction requirements and weather conditions, it generally takes us eight to ten months to complete construction once it has begun.

     During 1999, we repositioned 14 StudioPLUS properties as EXTENDED STAY properties. All operating statistics reflect the repositioning of these properties as EXTENDED STAY properties for the entire periods presented. Our development status as of December 31, 1999 was as follows:

                         StudioPLUS         EXTENDED STAY        Crossland            Total
                      -----------------  ------------------  -----------------  ------------------
                      Properties  Rooms  Properties  Rooms   Properties  Rooms  Properties  Rooms
                      ----------  -----  ----------  ------  ----------  -----  ----------  ------
Operating...........      90      7,183     233      26,050      39      5,068      362     38,301
Under Construction..       1         81      22       2,434       0          0       23      2,515

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

                                  Average        Average
                                   Number     Living Space
                                  Of Rooms  Per Room (Ft./2/)
                                  --------  -----------------
     StudioPLUS................      80            425
     EXTENDED STAY.............     100            300
     Crossland.................     120            225

     The actual number of rooms and living space per room may vary significantly depending on location and date of construction. In addition, each facility may include certain non-standard room types.

Property Operations

     Each of our facilities employs a property manager who is responsible for the operations of that particular property. The property manager shares duties with and oversees a staff typically consisting of an assistant manager, desk clerks, maintenance personnel, and a housekeeping/laundry staff of approximately 2-10 persons (many of whom are part-time employees). The office at each of our facilities is generally open daily as follows: Crossland-- from 8:00 a.m. to 7:00 p.m.; EXTENDED STAY--from 7:00 a.m. to 11:00 p.m.; and StudioPLUS--from 7:00 a.m. to 11:00 p.m., although an employee normally is on duty at all facilities twenty-four hours a day to respond to guests' needs.

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

Marketing Strategy

     We believe that guests value a recognizable brand when selecting lodging accommodations. To date, we have created brand awareness primarily by increasing the number of hotels through a rapid national development program, with sites that typically are in highly-visible locations. We have established a toll free reservation number (1-800-EXT-STAY) and a web site (www.extstay.com) to provide information about our locations and to reserve rooms. With our growth to a recognizable national chain in 1999, we launched our first national consumer advertising campaign in USA Today, which was supplemented by a national direct mail campaign. We plan to expand both advertising initiatives in 2000. We think that we can increase demand for our facilities by building awareness for both the extended stay concept as well as our various brands.

Lodging Facilities

     At December 31, 1999, we had 362 extended stay lodging facilities in operation (90 StudioPLUS, 233 EXTENDED STAY, and 39 Crossland) and 23 facilities under construction (1 StudioPLUS, and 22 EXTENDED STAY) in a total of 38 states. The following table shows certain information regarding those facilities.

                                                   Date Opened or   Number
               City                     Brand         Acquired     of Rooms
               ----                 -------------  --------------  --------
ALABAMA
Birmingham........................  StudioPLUS     March 1996          71
Birmingham........................  StudioPLUS     May 1996            71
Huntsville........................  EXTENDED STAY  July 1997          108
Mobile............................  EXTENDED STAY  May 1997           114
Montgomery........................  EXTENDED STAY  August 1997        120
Montgomery........................  StudioPLUS     February 1996       71

ARIZONA
Chandler..........................  EXTENDED STAY  September 1998     101
Mesa..............................  EXTENDED STAY  December 1997      104
Peoria............................  EXTENDED STAY  December 1998      101
Phoenix...........................  Crossland      September 1998     133
Phoenix...........................  EXTENDED STAY  January 1998       101
Phoenix...........................  EXTENDED STAY  July 1998          104
Scottsdale........................  EXTENDED STAY  June 1997          120
Tucson............................  Crossland      April 1998         118
Tucson............................  EXTENDED STAY  April 1997         120

ARKANSAS
Little Rock.......................  EXTENDED STAY  September 1996     120
Little Rock.......................  StudioPLUS     November 1997       84

                                     Date Opened or     Number
       City             Brand           Acquired       of Rooms
------------------  -------------  ------------------  --------
CALIFORNIA
Alameda...........  StudioPLUS     July 1999                 88
Alameda...........  EXTENDED STAY  Under Construction       121
Arcadia...........  EXTENDED STAY  April 1998               122
Bakersfield.......  EXTENDED STAY  November 1996            120
Dublin............  EXTENDED STAY  Under Construction       122
Fremont...........  StudioPLUS     August 1999               82
Fremont...........  EXTENDED STAY  December 1998            119
Fresno............  Crossland      November 1998            128
Fresno............  EXTENDED STAY  July 1997                120
Gardena...........  Crossland      December 1998            137
Huntington Beach..  EXTENDED STAY  December 1998            104
La Mirada.........  EXTENDED STAY  June 1998                104
Lake Forest.......  EXTENDED STAY  September 1997           119
Livermore.........  EXTENDED STAY  January 1998             122
Long Beach........  EXTENDED STAY  November 1997            134
Los Angeles.......  EXTENDED STAY  May 1999                 133
Los Angeles.......  EXTENDED STAY  August 1999              122
Milpitas..........  EXTENDED STAY  January 1998             146
Morgan Hill.......  EXTENDED STAY  December 1998             92
Oceanside.........  EXTENDED STAY  January 1999             101
Ontario...........  EXTENDED STAY  May 1997                 127
Pleasant Hill.....  EXTENDED STAY  August 1997              122
Rancho Cordova....  Crossland      November 1998            129
Rancho Cordova....  EXTENDED STAY  June 1997                132
Richmond..........  EXTENDED STAY  Under Construction       101
Roseville.........  EXTENDED STAY  August 1998              122
Sacramento........  EXTENDED STAY  March 1997               120
Sacramento........  EXTENDED STAY  August 1997              120
San Diego.........  EXTENDED STAY  November 1999            166
San Dimas.........  EXTENDED STAY  February 1999            104
San Ramon.........  EXTENDED STAY  Under Construction       128
Santa Rosa........  EXTENDED STAY  June 1997                114
Santa Rosa........  EXTENDED STAY  Under Construction        94
Santa Barbara.....  EXTENDED STAY  January 1998             104
Torrance..........  EXTENDED STAY  December 1997            122
Union City........  EXTENDED STAY  December 1999            121
Valencia..........  EXTENDED STAY  Under Construction       104
Woodland Hills....  EXTENDED STAY  Under Construction       146

COLORADO
Aurora............  Crossland      December 1998            133
Colorado Springs..  Crossland      November 1998            133
Colorado Springs..  EXTENDED STAY  September 1998           104
Englewood.........  StudioPLUS     August 1998               72
Glendale..........  Crossland      July 1998                129
Lakewood..........  EXTENDED STAY  November 1996            120
Lakewood..........  EXTENDED STAY  January 1997             147
Thornton..........  Crossland      March 1999               133
Westminster.......  EXTENDED STAY  Under Construction       103

CONNECTICUT
Farmington........  StudioPLUS     December 1998             91

                                    Date Opened or     Number
      City             Brand           Acquired       of Rooms
-----------------  -------------  ------------------  --------
FLORIDA
Clearwater.......  EXTENDED STAY  March 1998               104
Daytona Beach....  StudioPLUS     August 1998               73
Deerfield Beach..  EXTENDED STAY  December 1997            104
Fort Lauderdale..  Crossland      March 1999               129
Fort Lauderdale..  EXTENDED STAY  March 1998               108
Fort Lauderdale..  EXTENDED STAY  July 1999                117
Fort Lauderdale..  StudioPLUS     April 1999                72
Gainesville......  EXTENDED STAY  July 1997                120
Jacksonville.....  EXTENDED STAY  May 1997                 122
Jacksonville.....  EXTENDED STAY  Under Construction       101
Jacksonville.....  StudioPLUS     July 1998                 73
Maitland.........  EXTENDED STAY  June 1999                104
Maitland.........  StudioPLUS     Under Construction        81
Melbourne........  StudioPLUS     October 1998              84
Miami............  EXTENDED STAY  Under Construction       109
Orlando..........  Crossland      January 1999             139
Orlando..........  EXTENDED STAY  November 1997            119
Orlando..........  EXTENDED STAY  February 1999            122
Orlando..........  StudioPLUS     June 1998                 83
Orlando..........  StudioPLUS     October 1999             113
Pensacola........  EXTENDED STAY  September 1997           101
Plantation.......  EXTENDED STAY  Under Construction       104
Tallahassee......  StudioPLUS     January 1998              59
Tampa............  StudioPLUS     March 1999                85
Temple Terrace...  EXTENDED STAY  August 1997              101
West Palm Beach..  StudioPLUS     November 1998             73

GEORGIA
Alpharetta.......  EXTENDED STAY  June 1999                101
Alpharetta.......  StudioPLUS     July 1997                 91
Atlanta..........  EXTENDED STAY  April 1998               104
Atlanta..........  EXTENDED STAY  Under Construction        98
Atlanta..........  StudioPLUS     December 1997             97
Columbus.........  EXTENDED STAY  January 1997             108
Columbus.........  EXTENDED STAY  Under Construction        92
Duluth...........  EXTENDED STAY  September 1997           119
Kennesaw.........  EXTENDED STAY  December 1998            104
Kennesaw.........  StudioPLUS     December 1997             84
Lawrenceville....  EXTENDED STAY  June 1996                121
Macon............  StudioPLUS     March 1998                72
Marietta.........  EXTENDED STAY  August 1995              121
Marietta.........  EXTENDED STAY  January 1998             113
Morrow...........  EXTENDED STAY  June 1998                104
Norcross.........  EXTENDED STAY  January 1996             199
Norcross.........  EXTENDED STAY  February 1996            133
Norcross.........  StudioPLUS     March 1997                72
Riverdale........  EXTENDED STAY  February 1996            147

IDAHO
Boise............  EXTENDED STAY  January 1997             107

ILLINOIS
Buffalo Grove....  EXTENDED STAY  February 1998            122

                                    Date Opened or     Number
      City             Brand           Acquired       of Rooms
-----------------  -------------  ------------------  --------
Burr Ridge.......  EXTENDED STAY  November 1996            119
Champaign........  EXTENDED STAY  September 1998            89
Darien...........  EXTENDED STAY  March 1999               104
Des Plaines......  EXTENDED STAY  March 1998               122
Des Plaines......  StudioPLUS     April 1999                88
Downers Grove....  EXTENDED STAY  May 1996                 154
Elmhurst.........  EXTENDED STAY  August 1997              117
Gurnee...........  EXTENDED STAY  January 1997             101
Hanover Park.....  EXTENDED STAY  June 1999                104
Hillside.........  EXTENDED STAY  November 1999            122
Itasca...........  EXTENDED STAY  November 1996            125
Lansing..........  EXTENDED STAY  November 1998            122
Lisle............  EXTENDED STAY  Under Construction        98
Lombard..........  StudioPLUS     March 1998                98
Naperville.......  EXTENDED STAY  November 1996            125
O'Fallon.........  EXTENDED STAY  September 1998            89
Rockford.........  EXTENDED STAY  September 1997           104
Rockford.........  StudioPLUS     November 1997             72
Rolling Meadows..  EXTENDED STAY  October 1996             125
Romeoville.......  EXTENDED STAY  October 1998             101
Schaumburg.......  EXTENDED STAY  March 1999               104
Skokie...........  EXTENDED STAY  Under Construction       140
Waukegan.........  Crossland      November 1997            121

INDIANA
Evansville.......  StudioPLUS     February 1997             71
Fort Wayne.......  EXTENDED STAY  September 1997           101
Fort Wayne.......  StudioPLUS     December 1996             71
Indianapolis.....  EXTENDED STAY  October 1998             107
Indianapolis.....  EXTENDED STAY  August 1990               72
Indianapolis.....  EXTENDED STAY  March 1991                72
Indianapolis.....  EXTENDED STAY  September 1999           101
Merrillville.....  EXTENDED STAY  November 1996            105
Mishawaka........  StudioPLUS     September 1997            73

IOWA
Des Moines.......  StudioPLUS     December 1997             86
Urbandale........  EXTENDED STAY  January 1999             104

KANSAS
Lenexa...........  EXTENDED STAY  May 1996                  59
Overland Park....  EXTENDED STAY  September 1997           119
Wichita..........  StudioPLUS     December 1997             72

KENTUCKY
Covington........  EXTENDED STAY  December 1997            105
Florence.........  EXTENDED STAY  October 1997             101
Florence.........  StudioPLUS     September 1996            71
Lexington........  EXTENDED STAY  September 1996           126
Lexington........  EXTENDED STAY  July 1986                 60
Lexington........  EXTENDED STAY  August 1987               71
Louisville.......  EXTENDED STAY  October 1996             120
Louisville.......  EXTENDED STAY  December 1988             76
Louisville.......  EXTENDED STAY  April 1989                65

                                     Date Opened or     Number
       City             Brand           Acquired       of Rooms
       ----         -------------  ------------------  --------
LOUISIANA
Baton Rouge.......  Crossland      June 1998                129
Bossier City......  Crossland      September 1997           117
Lafayette.........  EXTENDED STAY  November 1998            104
Lake Charles......  Crossland      August 1997              117
Metairie..........  EXTENDED STAY  August 1998              102

MARYLAND
Columbia..........  EXTENDED STAY  October 1997             104
Columbia..........  StudioPLUS     December 1997             95
Frederick.........  EXTENDED STAY  March 1999               101
Gaithersburg......  EXTENDED STAY  March 1999               101
Gaithersburg......  StudioPLUS     February 1999             88
Landover..........  EXTENDED STAY  July 1998                104
Lexington Park....  EXTENDED STAY  Under Construction        98
Linthicum.........  EXTENDED STAY  June 1997                122
Milestone.........  EXTENDED STAY  January 1999             104
Timonium..........  EXTENDED STAY  June 1998                104

MASSACHUSETTS
Danvers...........  EXTENDED STAY  February 1998            104
Westborough.......  EXTENDED STAY  Under Construction        92

MICHIGAN
Ann Arbor.........  EXTENDED STAY  May 1997                 112
Ann Arbor.........  StudioPLUS     December 1997             71
Auburn Hills......  EXTENDED STAY  February 1997            133
Farmington Hills..  EXTENDED STAY  June 1997                113
Kentwood..........  EXTENDED STAY  September 1998           104
Livonia...........  Crossland      August 1998              127
Madison Heights...  EXTENDED STAY  May 1997                 122
Novi..............  EXTENDED STAY  January 1997             125
Sterling Heights..  EXTENDED STAY  November 1997            116
Warren............  StudioPLUS     November 1997             59

MINNESOTA
Bloomington.......  EXTENDED STAY  April 1998               104
Brooklyn Center...  EXTENDED STAY  November 1998            104
Eagan.............  EXTENDED STAY  September 1997           104
Eden Prairie......  EXTENDED STAY  January 1998             104
Maple Grove.......  EXTENDED STAY  January 1998             104
Woodbury..........  EXTENDED STAY  May 1999                 104

MISSISSIPPI
Jackson...........  EXTENDED STAY  October 1997             108
Ridgeland.........  StudioPLUS     November 1996             71

MISSOURI
Earth City........  StudioPLUS     June 1997                 72
Hazelwood.........  EXTENDED STAY  November 1996            122
Hazelwood.........  StudioPLUS     June 1992                 71
Independence......  Crossland      January 1997             120
Kansas City.......  Crossland      January 1999             133
Kansas City.......  EXTENDED STAY  January 1997             109

                                     Date Opened or     Number
       City             Brand           Acquired       of Rooms
       ----         -------------  ------------------  --------
Kansas City.......  EXTENDED STAY  June 1997                119
Maryland Heights..  EXTENDED STAY  August 1996              150
Springfield.......  EXTENDED STAY  October 1997             110
St. Louis.........  StudioPLUS     November 1994             72
St. Peters........  EXTENDED STAY  July 1997                122

NEBRASKA
Omaha.............  StudioPLUS     December 1997             86

NEVADA
Las Vegas.........  EXTENDED STAY  July 1996                123
Las Vegas.........  EXTENDED STAY  July 1996                211
Las Vegas.........  EXTENDED STAY  July 1996                177
Las Vegas.........  EXTENDED STAY  July 1996                123

NEW JERSEY
Cherry Hill.......  EXTENDED STAY  July 1998                 77
East Rutherford...  EXTENDED STAY  December 1999            127
Edison............  EXTENDED STAY  August 1997              134
Maple Shade.......  Crossland      December 1998            129
Mount Laurel......  EXTENDED STAY  January 1998              77
Mount Laurel......  StudioPLUS     March 1999                85
South Brunswick...  EXTENDED STAY  June 1999                129

NEW MEXICO
Albuquerque.......  Crossland      January 1998             129
Albuquerque.......  Crossland      January 1999             121
Rio Rancho........  EXTENDED STAY  May 1998                 101

NEW YORK
Albany............  EXTENDED STAY  November 1996            134
Amherst...........  EXTENDED STAY  September 1997           119
Bethpage..........  EXTENDED STAY  June 1999                104
East Syracuse.....  EXTENDED STAY  December 1996            121
Elmsford..........  EXTENDED STAY  Under Construction       136
Melville..........  EXTENDED STAY  Under Construction       134
Rochester.........  EXTENDED STAY  November 1996            125
Rochester.........  EXTENDED STAY  December 1996            127

NORTH CAROLINA
Asheville.........  EXTENDED STAY  February 1998            101
Cary..............  EXTENDED STAY  January 1998             122
Cary..............  StudioPLUS     September 1996            71
Cary..............  StudioPLUS     January 1998              83
Charlotte.........  EXTENDED STAY  April 1998               113
Charlotte.........  EXTENDED STAY  October 1998             101
Charlotte.........  StudioPLUS     May 1995                  71
Charlotte.........  StudioPLUS     March 1996                71
Durham............  Crossland      September 1998           129
Durham............  EXTENDED STAY  October 1997             120
Durham............  StudioPLUS     December 1996             71
Durham............  StudioPLUS     September 1998            85
Fayetteville......  EXTENDED STAY  July 1997                120
Fayetteville......  StudioPLUS     January 1999              76

                                       Date Opened or     Number
        City              Brand           Acquired       of Rooms
        ----          -------------  ------------------  --------
Greensboro..........  EXTENDED STAY  September 1996           129
Greensboro..........  StudioPLUS     December 1995             71
Greensboro..........  StudioPLUS     March 1999                83
Jacksonville........  EXTENDED STAY  October 1998              98
Morrisville.........  EXTENDED STAY  September 1997           120
Pineville...........  EXTENDED STAY  February 1999            107
Pineville...........  StudioPLUS     September 1999            77
Raleigh.............  EXTENDED STAY  December 1997            104
Raleigh.............  StudioPLUS     December 1996             72
Wilmington..........  EXTENDED STAY  February 1998            104
Winston-Salem.......  Crossland      July 1998                134
Winston-Salem.......  EXTENDED STAY  September 1996           111

OHIO
Blue Ash............  Crossland      December 1998            132
Blue Ash............  EXTENDED STAY  December 1991             72
Brooklyn............  EXTENDED STAY  December 1999            104
Columbus............  EXTENDED STAY  June 1997                119
Columbus............  EXTENDED STAY  December 1998             97
Columbus............  EXTENDED STAY  March 1999               104
Columbus............  EXTENDED STAY  August 1989               71
Copley..............  EXTENDED STAY  February 1997             95
Copley..............  StudioPLUS     November 1996             71
Dayton..............  EXTENDED STAY  November 1989             72
Dayton..............  EXTENDED STAY  Under Construction       104
Dublin..............  EXTENDED STAY  January 1998             104
Dublin..............  EXTENDED STAY  May 1990                  71
Fairborn............  StudioPLUS     January 1997              71
Fairfield...........  EXTENDED STAY  June 1989                 72
Holland.............  EXTENDED STAY  January 1997             125
Maumee..............  StudioPLUS     June 1997                 72
Middlebury Heights..  StudioPLUS     November 1997             70
North Olmsted.......  StudioPLUS     September 1997            92
Sharonville.........  EXTENDED STAY  July 1996                130
Springdale..........  EXTENDED STAY  November 1996            126
Springdale..........  EXTENDED STAY  November 1988             71
Westlake............  StudioPLUS     November 1997             73

OKLAHOMA
Oklahoma City.......  EXTENDED STAY  September 1997           101
Oklahoma City.......  EXTENDED STAY  February 1999            110
Oklahoma City.......  StudioPLUS     January 1998              71
Tulsa...............  EXTENDED STAY  April 1997               120
Tulsa...............  StudioPLUS     June 1997                 73

OREGON
Beaverton...........  EXTENDED STAY  October 1998             122
Portland............  EXTENDED STAY  January 1998             104
Salem...............  Crossland      October 1998             129
Springfield.........  Crossland      November 1997            127

PENNSYLVANIA
Bensalem............  EXTENDED STAY  June 1998                101
Carnegie............  EXTENDED STAY  June 1997                116

                                   Date Opened or   Number
       City             Brand         Acquired     of Rooms
       ----         -------------  --------------  --------
Exton.............  EXTENDED STAY  January 1999         101
Great Valley......  EXTENDED STAY  February 1999        104
Philadelphia......  EXTENDED STAY  February 1998        145
Philadelphia......  StudioPLUS     May 1998              83
Pittsburgh........  StudioPLUS     April 1998            84
Pittsburgh........  EXTENDED STAY  September 1999       104

SOUTH CAROLINA
Charleston........  StudioPLUS     September 1996        72
Columbia..........  EXTENDED STAY  April 1996           120
Columbia..........  EXTENDED STAY  May 1997             120
Columbia..........  StudioPLUS     December 1995         71
Greenville........  EXTENDED STAY  December 1996        109
Greenville........  StudioPLUS     February 1995         71
Mt. Pleasant......  EXTENDED STAY  January 1998         101
North Charleston..  EXTENDED STAY  August 1996          126
Spartanburg.......  EXTENDED STAY  August 1995          126

TENNESSEE
Brentwood.........  EXTENDED STAY  September 1996       120
Brentwood.........  StudioPLUS     December 1990         71
Chattanooga.......  EXTENDED STAY  July 1996            120
Cordova...........  StudioPLUS     December 1996         72
Knoxville.........  EXTENDED STAY  May 1997              96
Knoxville.........  EXTENDED STAY  September 1990        71
Memphis...........  EXTENDED STAY  January 1997         126
Memphis...........  EXTENDED STAY  January 1999         104
Memphis...........  EXTENDED STAY  September 1999       104
Memphis...........  EXTENDED STAY  October 1990          72
Nashville.........  Crossland      October 1997         117
Nashville.........  EXTENDED STAY  February 1997        114
Nashville.........  StudioPLUS     September 1993        71

TEXAS
Arlington.........  StudioPLUS     September 1997       137
Austin............  Crossland      August 1998          139
Austin............  EXTENDED STAY  March 1999           102
Austin............  StudioPLUS     January 1998          84
Bedford...........  StudioPLUS     December 1998         84
Corpus Christi....  StudioPLUS     July 1998             73
Dallas............  EXTENDED STAY  November 1998        116
Dallas............  EXTENDED STAY  December 1998        104
Dallas............  StudioPLUS     September 1997        98
El Paso...........  EXTENDED STAY  January 1997         120
El Paso...........  StudioPLUS     December 1997         72
Farmers Branch....  StudioPLUS     October 1998          83
Fort Worth........  Crossland      December 1998        121
Fort Worth........  EXTENDED STAY  May 1999             104
Fort Worth........  StudioPLUS     July 1998             73
Fort Worth........  StudioPLUS     October 1998          85
Houston...........  Crossland      May 1998             145
Houston...........  Crossland      June 1998            145
Houston...........  EXTENDED STAY  September 1998       122
Houston...........  EXTENDED STAY  September 1998       122

                                     Date Opened or     Number
       City             Brand           Acquired       of Rooms
       ----         -------------  ------------------  --------
Houston...........  EXTENDED STAY  December 1998            101
Houston...........  EXTENDED STAY  December 1998            104
Houston...........  EXTENDED STAY  March 1999               110
Houston...........  EXTENDED STAY  April 1999               110
Houston...........  StudioPLUS     September 1997            85
Houston...........  StudioPLUS     December 1997             98
Houston...........  StudioPLUS     December 1997             84
Houston...........  StudioPLUS     July 1998                 84
Irving............  Crossland      June 1998                139
Irving............  StudioPLUS     January 1998             117
Mesquite..........  Crossland      December 1998            138
Plano.............  StudioPLUS     December 1997             72
Round Rock........  Crossland      December 1998            138
San Antonio.......  StudioPLUS     February 1998             85
Spring............  Crossland      June 1998                141

UTAH
Midvale...........  EXTENDED STAY  September 1997           134
Sandy.............  EXTENDED STAY  January 1998             122
West Valley City..  EXTENDED STAY  August 1997              122

VIRGINIA
Alexandria........  EXTENDED STAY  January 1999             104
Chantilly.........  EXTENDED STAY  Under Construction       104
Chesapeake........  EXTENDED STAY  August 1996              132
Fair Oaks.........  EXTENDED STAY  Under Construction       105
Glen Allen........  StudioPLUS     July 1997                 92
Newport News......  EXTENDED STAY  December 1996            120
Newport News......  StudioPLUS     July 1997                 73
Richmond..........  EXTENDED STAY  December 1997            108
Richmond..........  StudioPLUS     April 1999                82
Roanoke...........  EXTENDED STAY  February 1998             90
Sterling..........  EXTENDED STAY  July 1998                101
Virginia Beach....  EXTENDED STAY  September 1996           120

WASHINGTON
Bellevue..........  EXTENDED STAY  January 1998             148
Everett...........  EXTENDED STAY  April 1997               104
Everett...........  StudioPLUS     May 1999                  88
Federal Way.......  EXTENDED STAY  August 1999              101
Fife..............  EXTENDED STAY  October 1997             104
Kent..............  Crossland      September 1998           133
Kent..............  EXTENDED STAY  September 1998           120
Lynnwood..........  EXTENDED STAY  February 1998            109
Puyallup..........  Crossland      November 1998            133
Renton............  StudioPLUS     June 1998                110
Spokane...........  Crossland      May 1998                 115
Tacoma............  Crossland      January 1999             129
Tacoma............  EXTENDED STAY  May 1998                 109
Tukwilla..........  EXTENDED STAY  January 1997              96
Vancouver.........  EXTENDED STAY  September 1997           116

                              Date Opened or   Number
    City           Brand         Acquired     of Rooms
    ----       -------------  --------------  --------

WISCONSIN
Appleton.....  EXTENDED STAY  June 1997            107
Madison......  EXTENDED STAY  September 1998       104
Madison......  StudioPLUS     September 1998        72
Waukesha.....  EXTENDED STAY  August 1997          122
Wauwatosa....  EXTENDED STAY  June 1997            122

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

     We expect that competition within the budget, economy, and mid-price segments of the extended stay lodging market will continue to increase. Although we expect the contraction of capital available to the lodging industry that began during 1998 and continued through 1999 to slow the rate of growth of new lodging products in general, we expect our existing competitors to continue to develop extended stay facilities to the extent that their capital permits and we expect them to increase their development in the event that additional capital should become available in the future. Competitors may include new participants in the lodging industry generally and participants in other segments of the lodging industry that may enter the extended stay market. They may also include existing participants in the extended stay market that may increase their product offerings to include facilities in the budget, economy, or mid-price segments. Competition is for both quality locations to build new facilities and for guests to fill and pay for those facilities. A number of our competitors have greater financial resources than we do and better relationships with lenders and sellers, and may therefore be able to find and develop the best sites before we can. Also, we cannot assure you that our competitors will not reduce their rates, offer greater convenience, services, or amenities, or build new hotels in direct competition with our existing facilities, all of which could have a material adverse effect on our operations.

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

Employees

     At December 31, 1999, we employed approximately 5,600 persons, of which approximately 3,200 were part-time employees. We expect that we will significantly increase the number of our employees as our business expands. Our employees are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.

ITEM 2.  PROPERTIES

     In addition to our lodging facilities described in "Item 1. Business-- Lodging Facilities" above, our principal executive offices are located in Fort Lauderdale, Florida and we maintain regional offices throughout the United States. We generally rent our office space on a short-term basis, although we have five to seven year leases for our corporate headquarters. Our offices are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional office space, as needed, on terms acceptable to us.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock ("Common Stock") is traded on the New York Stock Exchange, Inc. (the "NYSE") under the symbol "ESA." On December 31, 1999, the last reported sale price of the Common Stock on the NYSE was $7.56 per share. At December 31, 1999, there were approximately 385 record holders of the Common Stock. The table below sets forth the high and low sales prices of shares of Common Stock on the NYSE for the periods indicated.

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

                               Market Information

                                            Common Stock
                                           --------------
                                            High    Low
                                           ------  ------
          Year Ended December 31, 1998:
            1st Quarter..................  $15.00  $10.94
            2nd Quarter..................   14.75   10.75
            3rd Quarter..................   11.62    6.12
            4th Quarter..................   11.06    6.37
          Year Ended December 31, 1999:
            1st Quarter..................   10.31    8.25
            2nd Quarter..................   12.63    9.50
            3rd Quarter..................   12.00    8.00
            4th Quarter..................    8.75    7.25

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data has been derived from our audited consolidated financial statements for the years ended December 31, 1995, 1996, 1997, 1998, and 1999. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

                                                                     Year Ended December 31,
                                                   ------------------------------------------------------------
                                                     1995        1996        1997         1998         1999
                                                   ---------  ----------  -----------  -----------  -----------
                                                       (in thousands, except per share and operating data)
Income Statement Data:
  Revenue........................................  $ 16,768    $ 38,809   $  130,800   $  283,087   $  417,662
  Property operating expenses....................     6,706      16,560       60,391      122,469      180,429
  Corporate operating and property
   management expenses...........................     4,669      16,867       29,951       39,073       42,032
  Other charges (income).........................        --          --       19,895       12,000       (1,079)
  Depreciation and amortization..................     2,059       6,139       21,331       42,293       60,198
  Income (loss) from operations..................     3,334        (757)        (768)      67,252      136,082
  Interest expense (income), net (1).............       507     (13,744)      (9,242)      20,521       56,074
  Provision for income taxes (2).................     1,217       5,231        5,838       18,693       32,004
  Net income from continuing operations..........  $  1,468    $  7,756   $    2,636   $   28,038   $   47,225
                                                   ========    ========   ==========   ==========   ==========
  Net income from continuing operations per
   share (3):
     Basic.......................................  $   0.05    $   0.11   $     0.03   $     0.29   $     0.49
                                                   ========    ========   ==========   ==========   ==========
     Diluted.....................................  $   0.05    $   0.10   $     0.03   $     0.29   $     0.49
                                                   ========    ========   ==========   ==========   ==========
  Weighted average shares outstanding (3):
     Basic.......................................    30,381      71,933       94,233       95,896       96,254
                                                   ========    ========   ==========   ==========   ==========
     Diluted.....................................    31,434      73,935       95,744       96,800       96,939
                                                   ========    ========   ==========   ==========   ==========
Operating Data:
  Average occupancy rates (4)....................        83%         73%          73%          73%          74%
  Average weekly rate............................  $    250    $    261   $      263   $      286   $      292
  Operating facilities (at period end)...........        24          75          185          305          362
  Weighted average rooms available (5)...........     1,479       3,783       12,558       25,334       36,054
  Rooms (at period end)..........................     1,794       7,611       19,299       32,189       38,301
  Facilities under construction (at period end)..        16          61           84           51           23
  Rooms under construction (at period end).......     1,780       6,864        8,953        5,320        2,515
Other Financial Data:
  Cash flows provided by (used in):
   Operating activities..........................  $  4,186    $ 20,828   $   50,263   $  118,145   $  124,059
   Investing activities..........................   (35,330)   (279,259)    (609,064)    (630,027)    (320,095)
   Financing activities..........................   156,601     356,841      337,689      509,292      201,862
  EBITDA (6).....................................     5,393       5,382       20,563      109,545      196,280
  Adjusted EBITDA (7)............................     5,393       5,382       40,458      121,545      195,201
  Capital expenditures...........................    33,722     277,531      607,649      630,276      320,181
Balance Sheet Data (at period end):
  Cash and cash equivalents......................  $125,915    $224,325   $    3,213   $      623   $    6,449
  Total assets...................................   213,445     668,435    1,070,891    1,694,582    1,927,249
  Long-term debt.................................     4,000          --      135,000      653,000      853,000
  Stockholders' equity...........................   199,322     628,714      834,659      866,751      915,590

------------
(1) Excludes interest of $256,000, $329,000, $1,731,000, $17,617,000, and
    $10,216,000 for 1995, 1996, 1997, 1998, and 1999, respectively, capitalized during the construction of our facilities under Statement of Financial Accounting Standards ("SFAS") Statement No. 34 "Capitalization of Interest Cost."

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

(6) EBITDA represents earnings before the cumulative effect of an accounting change, interest, income taxes, depreciation, and amortization. EBITDA is provided because it is a measure commonly used in the lodging industry. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

(7) Adjusted EBITDA for 1999 and 1998 means EBITDA before pre-tax charges associated with establishing a $12.0 million valuation allowance in 1998 and a $1.1 million reduction of that valuation allowance in 1999. We established the valuation allowance for charges relating to a reduction in our development plans for 1999 and 2000 as a result of unfavorable capital market conditions. Adjusted EBITDA for 1997 means EBITDA before $19.9 million of pre-tax charges consisting of (i) $9.7 million of merger expenses and costs associated with the integration of SPH's operations following the Merger, (ii) the write-off of $9.7 million of debt issuance costs associated with terminating two mortgage loan facilities upon execution by us of a revolving credit facility, and (iii) a $500,000 charge in connection with the listing of our Common Stock on the NYSE. We believe these charges are non-recurring in nature and will not affect our future results of operations.

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

     We own and operate three brands in the extended stay lodging market-- StudioPLUS(TM) Deluxe Studios, EXTENDED STAYAMERICA Efficiency Studios, and Crossland Economy Studios/SM/. Each brand is designed to appeal to different price points below $500 per week. All three brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette; and a bathroom. EXTENDED STAY rooms are designed to compete in the economy category. Crossland rooms are typically smaller than EXTENDED STAY rooms and are targeted for the budget category, and StudioPLUS facilities serve the mid-price category and generally feature larger guest rooms, an exercise room, and a swimming pool.

     During 1999, we repositioned 14 StudioPLUS properties as EXTENDED STAY properties. All operating statistics reflect the repositioning of these properties as EXTENDED STAY properties for the entire periods presented. The table below provides a summary of our selected development and operational results for 1997, 1998, and 1999.

                                          Year Ended December 31,
                                         --------------------------
                                           1997     1998     1999
                                         --------  -------  -------
Total Facilities Open (at period end)..      185      305      362
Total Facilities Developed.............      110      120       57
Average Occupancy Rate.................       73%      73%      74%
Average Weekly Room Rate...............     $263     $286     $292

     Average occupancy rates are determined by dividing the rooms occupied on a daily basis by the total number of rooms. Due to our rapid expansion, our overall average occupancy rate has been negatively impacted by the lower occupancy typically experienced during the pre-stabilization period for newly-opened facilities. We expect the negative impact on overall average occupancy to decline as the ratio of newly-opened properties to total properties in operation declines. Average weekly room rates are determined by dividing room revenue by the number of rooms occupied on a daily basis for the applicable period and multiplying by seven. The average weekly room rates are generally greater than standard room rates because of (1) stays of less than one week, which are charged at a higher nightly rate, (2) higher weekly rates for rooms that are larger than the standard rooms, and (3) additional charges for more than one person per room. We expect that our future occupancy and room rates will be impacted by a number of factors, including the number and geographic location of new facilities as well as the season in which we open those facilities. We also cannot assure you that we can maintain our occupancy and room rates.

     The following is a summary of our development status as of December 31, 1999, by brand. We expect to complete the construction of the facilities currently under construction generally within the next twelve months, however, we cannot assure you that we will complete construction within the time periods we have historically experienced. Our ability to complete construction may be materially impacted by various factors including final permitting and obtaining certificates of occupancy, as well as weather-induced construction delays.

                                            EXTENDED
                                 Crossland    STAY    StudioPLUS  Total
                                 ---------  --------  ----------  -----
Operating Facilities...........     39        233         90       362
Facilities Under Construction..      0         22          1        23

Results of Operations

1999 Compared to 1998

  Property Operations

     The following is a summary of the number of properties in operation at the end of each year along with the related average occupancy rates and average weekly room rates during each year:

                           Year Ended                        Year Ended
                        December 31, 1999                 December 31, 1998
                 --------------------------------  --------------------------------
                                          Average                           Average
                               Average    Weekly                 Average    Weekly
                 Facilities   Occupancy    Room    Facilities   Occupancy    Room
                    Open        Rate       Rate       Open        Rate       Rate
                 ----------  -----------  -------  ----------  -----------  -------
Crossland......      39          69%        $210       33          61%        $198
EXTENDED STAY..     233          75          296      195          75          281
StudioPLUS.....      90          73          334       77          68          335
                    ---          --         ----      ---          --         ----
  Total........     362          74%        $292      305          73%        $286
                    ===          ==         ====      ===          ==         ====

     Because newly opened properties typically experience lower occupancies during their pre-stabilization period, average occupancy rates are impacted by the ratio of newly opened properties to total properties. The average occupancy rate in 1999 for the 185 properties we owned and operated as of January 1, 1998 was 77%. Similarly, the average occupancy rate in 1998 for the 75 properties we owned and operated as of January 1, 1997 was 80%. The decline in the average occupancy rate for properties open for at least one year at the beginning of each year is primarily attributable to an increase during those periods in the supply of available rooms in the lodging industry generally and specifically in certain of the markets in which we operate. We expect that this increase in supply, particularly in certain markets in Texas and North Carolina, will continue to impact our occupancies until incremental demand is sufficient to compensate for the additional supply of available rooms. The impact of the additional supply of available rooms was offset by the impact of a decline in the ratio of newly opened properties to total properties for each of our brands, resulting in overall average occupancy rates of 74% for 1999 compared to 73% for 1998.

     The increase in overall average weekly room rates for 1999 as compared to 1998 reflects the geographic dispersion of properties opened during 1999 and the higher standard weekly room rates in certain of those markets. The increase also is due in part to increases in rates charged at previously opened properties. The average weekly room rate for the 185 properties that we owned and operated throughout both periods increased by 2% in 1999. The increase in our overall average weekly room rates for 1999 as compared to 1998 is diluted by an increase in the percentage of total occupied rooms attributable to the lower priced Crossland brand. Occupied rooms attributable to the Crossland brand were 13% of total occupied room nights for 1999 compared to 6% for 1998. The decrease in the average weekly room rate for the StudioPLUS brand is primarily the result of lower rates experienced in certain markets in Texas and North Carolina in response to an increase in the supply of available rooms in those markets.

     We recognized total revenue of $417.7 million in 1999 and $283.1 million in 1998. This is an increase of $134.6 million, or 48%. Approximately $130.4 million of the increased revenue was attributable to properties that we opened during 1999 and 1998, and approximately $4.2 million was attributable to an increase in revenue for the 185 properties that we owned and operated throughout both periods.

     Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating and property management expenses, depreciation, or interest were $180.4 million (43% of total revenue) for 1999 compared to $122.5 million (43% of total revenue) for 1998. We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to occupancy rate increases or decreases because the majority of these expenses do not vary based on occupancy. Our overall occupancy rates were 74% for 1999 and 73% for 1998 and our property operating margins were 57% for both years.

     The provisions for depreciation and amortization for the lodging facilities were $58.8 million for 1999 and $40.8 million for 1998. These provisions were computed using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation. Depreciation and amortization for 1999 increased compared to 1998 because we operated 57 additional facilities in 1999 and because we operated for a full year the 120 properties that were opened in 1998.

  Corporate Operations

     Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. These expenses consist primarily of personnel and certain marketing costs, as well as development costs that are not directly related to a site that we will develop. We incurred corporate operating and property management expenses of $42.0 million (10% of total revenue) in 1999 and $39.1 million (14% of total revenue) in 1998. The increase in the amount of these expenses for 1999 as compared to 1998 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated. We expect these expenses will continue to increase in the future.

     Depreciation and amortization was $1.4 million for 1999 and $1.5 million for 1998. These provisions were computed using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of our facilities. These assets were primarily office furniture and equipment.

     We realized $700,000 of interest income during 1999 and $2.9 million of interest income during 1998. This interest income was primarily attributable to the temporary investment of funds drawn under our credit facilities. We incurred interest charges of $67.0 million during 1999 and $41.0 million during 1998. Of these amounts, $10.2 million during 1999 and $17.6 million during 1998 was capitalized and included in the cost of buildings and improvements.

     We recognized income tax expense of $32.0 million (40% of income before taxes) for 1999 and $18.7 million (40% of income before taxes) for 1998. Our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes. We expect that our annualized effective income tax rate for 2000 will be approximately 40%.

  Other Charges (Income)

     In 1998, unfavorable capital market conditions resulted in a reduction in our development plans for 1999 and 2000. As a result, we established a valuation allowance of $12.0 million for the write-off of costs related to sites that would not be developed. The operating results for 1999 reflect the reversal of $1.1 million of this valuation allowance resulting from the renegotiation of the terms of a number of the optioned sites.

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

1998 Compared to 1997

  Property Operations

     The following is a summary of the number of properties in operation at the end of each year along with the related average occupancy rates and average weekly room rates during each year:

                           Year Ended                        Year Ended
                        December 31, 1998                 December 31, 1997
                 --------------------------------  --------------------------------
                                          Average                           Average
                               Average    Weekly                 Average    Weekly
                 Facilities   Occupancy    Room    Facilities   Occupancy    Room
                    Open        Rate       Rate       Open        Rate       Rate
                 ----------  -----------  -------  ----------  -----------  -------
Crossland......      33          61%        $198        6          65%        $183
EXTENDED STAY..     195          75          281      128          73          252
StudioPLUS.....      77          68          335       51          75          323
                    ---          --         ----      ---          --         ----
  Total........     305          73%        $286      185          73%        $263
                    ===          ==         ====      ===          ==         ====

     The average occupancy rate in 1998 for the 75 properties that we owned and operated as of January 1, 1997 was 80%. Similarly, the average occupancy rate in 1997 for the 24 properties that we owned and operated as of January 1, 1996 was 83%. The decline in the average occupancy rate for properties open for at least one year at the beginning of each year is primarily attributable to an increase during those periods in the supply of available rooms in the lodging industry and specifically in certain of the markets in which we operate. The impact of the additional supply of rooms was offset by the impact of a decline in the ratio of newly opened properties to total properties. For the EXTENDED STAY brand, occupancy rates increased for 1998 as compared to 1997 primarily due to a decrease in the ratio of newly-opened properties to total properties for that brand. Occupancy rates decreased for the Crossland brand primarily due to an increase in the number of newly-opened properties for that brand. Occupancy rates for the StudioPLUS brand were also diluted by an increase in the number of newly-opened properties for that brand. In addition, the 21 StudioPLUS properties opened before 1997 experienced average declines in occupancy rates of approximately five percentage points. We believe that this decline was due to a number of factors, including primarily a change in the pricing policies for the StudioPLUS brand during 1998 to eliminate certain rate discounts, changes in personnel as a result of management restructuring following the Merger with SPH, and additional competition from new properties that we and our competitors have opened in the markets served by these properties.

     The increase in overall average weekly room rates for 1998 compared to 1997 reflects the geographic dispersion of properties opened during 1998 and the higher standard weekly room rates in certain of those markets. The increase also is due in part to increases in rates charged in previously opened properties. The average weekly room rate for the 75 properties that we owned and operated throughout both periods increased by 2% in 1998. The increase in our overall average weekly room rates for 1998 as compared to 1997 is diluted by an increase in the percentage of total occupied rooms attributable to the lower priced Crossland brand. Occupied rooms attributable to the Crossland brand were 6% of total occupied room nights for 1998 compared to 2% for 1997.

     We recognized total revenue of $283.1 million in 1998 and $130.8 million in 1997. This is an increase of $152.3 million, or 116%. Approximately $150.2 million of the increased revenue was attributable to properties that we opened during 1998 and 1997, and approximately $2.1 million was attributable to an increase in revenue for the 75 properties that we owned and operated throughout both periods.

     Property operating expenses were $122.5 million (43% of total revenue) for 1998 compared to $60.4 million (46% of total revenue) for 1997. The decrease in property operating expenses as a percentage of total revenue for 1998 as compared to 1997 was primarily a result of a decrease in the ratio of newly opened properties to total properties. As a result, our property operating margins were 57% for 1998 and 54% for 1997.

     The provisions for depreciation and amortization for the lodging facilities were $40.8 million for 1998 and $19.9 million for 1997. Depreciation and amortization for 1998 increased compared to 1997 because we operated 120 additional facilities in 1998 and because we operated for a full year the 110 properties that were opened in 1997.

  Corporate Operations

     We incurred corporate operating and property management expenses of $39.1 million (14% of total revenue) in 1998 and $30.0 million (23% of total revenue) in 1997. The increase in the amount of these expenses for 1998 as compared to 1997 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated and sites we developed.

     Depreciation and amortization for assets not directly related to operation of our facilities was $1.5 million for 1998 and $1.4 million for 1997.

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

  Other Charges (Income)

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

Liquidity and Capital Resources

     We had net cash and cash equivalents of $6.4 million at December 31, 1999 and $0.6 million as of December 31, 1998. At December 31, 1999 we had approximately $45,000 invested and at December 31, 1998 we had approximately $5.9 million invested in short-term demand notes having credit ratings of A1/Pl or equivalent using domestic commercial banks and other financial institutions. We also deposited excess funds during these periods in an overnight sweep account with a commercial bank which in turn invested those funds in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, we did not take possession of the securities, which were instead held by the financial institutions. The market value of the securities held pursuant to these arrangements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

     Our operating activities generated cash of $124.1 million in 1999, $118.1 million in 1998, and $50.3 million in 1997.

     We used $320.2 million to acquire land and develop and furnish 80 sites opened or under construction in 1999, $630.3 million for 171 sites in 1998, and $607.6 million for 194 sites in 1997.

     Our cost to develop a property varies significantly by brand and by geographic location due to differences in land and labor costs. Similarly, the average weekly rate charged and the resultant cash flow from these properties will vary significantly but generally are expected to be in proportion to the development costs. For the 329 properties we opened from January 1, 1996 through December 31, 1999, the average development cost was approximately $5.3 million with an average of 107 rooms. In 1999, we opened a number of properties in the Northeast and West where average development costs are higher, resulting in average development costs for 1999 of $6.5 million per property. We expect our average development cost per property for 2000 to continue to increase to approximately $8.3 million per property as we continue to expand in the Northeast and West.

     We received net proceeds from the exercise of options to purchase Common Stock totaling $5.5 million in 1999, $4.5 million in 1998, and $4.0 million in 1997. Additionally, in 1997, we sold 11.5 million shares of Common Stock in a private placement transaction resulting in net proceeds of approximately $198.1 million.

     We made open market repurchases of 549,300 shares of Common Stock for approximately $4.3 million in 1999 and 169,900 shares of Common Stock for approximately $1.3 million in 1998.

     In September 1997, we executed an agreement with various banks establishing a credit facility that provided for up to $500 million of revolving loans on a senior collateralized basis that had a maturity of December 31, 2002 to be used for general corporate purposes, including the construction and acquisition of extended stay properties. Upon entering into the revolving credit facility, we terminated two mortgage loan facilities, which had provided for an aggregate of $400 million in mortgage loans. We recorded a pre-tax charge of $9.7 million at that time, which represented the write-off of debt issuance costs associated with the mortgage loan facilities. In March 1998, we amended the revolving credit facility and, as amended, it became the Credit Facility. The Credit Facility was again amended in September 1998 and December 1998.

     The Credit Facility provides for a $350 million revolving loan facility (the "Revolving Facility"), a $150 million term loan facility (the "Tranche A Facility"), a $200 million term loan facility (the "Tranche B Facility"), and a $100 million term loan facility (the "Tranche C Facility"). As of December 31, 1999, we had outstanding loans of $208 million under the Revolving Facility and $448 million, net of scheduled principal repayments of $2 million in 1999, under the term loans, leaving $142 million available and committed under the Credit Facility. Availability of the Revolving Facility is dependent, however, upon us satisfying certain financial ratios of debt and interest compared to earnings before interest, taxes, depreciation, and amortization, with these amounts being calculated pursuant to definitions contained in the Credit Facility.

     Loans under the Credit Facility bear interest, at our option, at either a prime-based rate ("Base Rate") or a LIBOR-based rate ("Eurodollar Rate"), plus an applicable margin. The applicable margin is an annual rate that fluctuates based on our ratio of Consolidated Debt to Consolidated EBITDA (as defined in the Credit Facility). The applicable margin for the various loan facilities in the Credit Facility are shown in the table below:

                                     Base Rate   Eurodollar Rate
                                     ---------   ---------------
   Revolving Facility..............   0-0.875%     1.00-1.875%
   Tranche A Facility..............   0-0.875%     1.00-1.875%
   Tranche B Facility..............      1.75%           2.75%
   Tranche C Facility..............      2.50%           3.50%

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

     Our primary market risk exposures result from the variable nature of the interest rates on borrowings under the Credit Facility. We entered into the Credit Facility for purposes other than trading. We do not own derivative financial instruments or derivative commodity instruments. Based on the levels of borrowings under the Credit Facility at December 31, 1999, if interest rates changed by 1.0%, our annual cash flow and net income would change by $3.9 million. We manage our market risk exposures by periodic evaluation of such exposures relative to the costs of reducing the exposures by entering into interest rate swaps or by refinancing the underlying obligations with longer term fixed rate debt obligations.

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

     In connection with the Credit Facility and the Notes, we incurred additions to deferred loan costs of $345,000 during 1999, $14.0 million during 1998, and $8.3 million during 1997.

     We had commitments not reflected in our financial statements at December 31, 1999 totaling approximately $100 million to complete construction of extended stay properties. We expect we will have sufficient funds to open properties with total costs exceeding $350 million in 2000. Due to uncertainties regarding the availability of additional capital for projects opening in 2001, however, we plan to limit the development of properties opening in 2000 to approximately 30 properties with total costs of approximately $250 million. We believe that this strategy will permit us to develop properties in markets with higher barriers to entry that generally have longer development cycles, while prudently managing our capital structure. In the event we obtain additional capital, we will seek to increase property openings in future years. We believe that the remaining availability under the Credit Facility, together with cash on hand and cash flows from operations, will provide sufficient funds to continue our expansion as presently planned and to fund our operating expenses through 2000. We may need additional capital depending on a number of factors, including the number of properties we construct or acquire, the timing of that development, and the cash flow generated by our properties. Also, if capital markets provide favorable opportunities, our plans or assumptions change or prove to be inaccurate, our existing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions, we may seek additional capital sooner than currently anticipated. Sources of capital may include public or private debt or equity financing. We cannot assure you that we will be able to obtain additional financing on acceptable terms, if at all. Our failure to raise additional capital could result in the delay or abandonment of some or all of our development and expansion plans, and could have a material adverse effect on us.

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

     Other matters set forth in this Annual Report may also cause our actual future results to differ materially from these forward-looking statements. We cannot assure you that our expectations will prove to be correct. In addition, all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements mentioned above. You should not place undue reliance on these forward-looking statements. All of these forward-looking statements are based on our expectations as of the date of this Annual Report. We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     *****

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                         Page
                                                                                                         ----
EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
Report of Independent Accountants......................................................................    29
Consolidated Balance Sheets as of December 31, 1999 and 1998...........................................    30
Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997................    31
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997..    32
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997............    33
Notes to Consolidated Financial Statements.............................................................    34

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Extended Stay America, Inc.
Ft. Lauderdale, Florida


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Extended Stay America, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for start-up activities.


                                                      PricewaterhouseCoopers LLP


Spartanburg, South Carolina
January 27, 2000

                          EXTENDED STAY AMERICA, INC.


                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                        ASSETS                                      December 31,
                                        ------                               ------------------------
                                                                                1999         1998
                                                                             ----------  ------------
Current assets:
   Cash and cash equivalents...............................................  $    6,449    $      623
   Accounts receivable.....................................................       6,094         5,946
   Prepaid expenses........................................................       2,810         1,743
   Deferred income taxes...................................................      39,053        27,735
   Other current assets....................................................          27           781
                                                                             ----------    ----------
       Total current assets................................................      54,433        36,828
Property and equipment, net................................................   1,856,517     1,637,334
Deferred loan costs........................................................      15,746        19,260
Other assets...............................................................         553         1,160
                                                                             ----------    ----------
                                                                             $1,927,249    $1,694,582
                                                                             ==========    ==========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
Current liabilities:
   Accounts payable........................................................  $   34,020    $   62,834
   Income taxes payable....................................................       2,888         7,079
   Accrued retainage.......................................................       8,834        25,442
   Accrued property taxes..................................................       8,871         6,856
   Accrued salaries and related expenses...................................       2,633         1,816
   Accrued interest........................................................       7,059         7,010
   Other accrued expenses..................................................      14,187        15,304
   Current portion of long-term debt.......................................       3,000         2,000
                                                                             ----------    ----------
       Total current liabilities...........................................      81,492       128,341
                                                                             ----------    ----------
Deferred income taxes......................................................      77,167        46,490
                                                                             ----------    ----------
Long-term debt.............................................................     853,000       653,000
                                                                             ----------    ----------
Commitments
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding...................................................
 Common stock, $.01 par value, 500,000,000 shares authorized,
  95,996,884 and 95,968,379 shares issued and outstanding,
  respectively.............................................................         960           960
 Additional paid-in capital................................................     828,724       827,110
 Retained earnings.........................................................      85,906        38,681
                                                                             ----------    ----------
       Total stockholders' equity..........................................     915,590       866,751
                                                                             ----------    ----------
                                                                             $1,927,249    $1,694,582
                                                                             ==========    ==========


                See notes to consolidated financial statements.

                          EXTENDED STAY AMERICA, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                                                                                 Year Ended December 31,
                                                                              ------------------------------
                                                                                1999       1998      1997
                                                                              ---------  --------  ---------
Revenue:
  Room revenue..............................................................  $405,334   $273,864  $126,095
  Other revenue.............................................................    12,328      9,223     4,705
                                                                              --------   --------  --------
    Total revenue...........................................................   417,662    283,087   130,800
                                                                              --------   --------  --------
Costs and expenses:
  Property operating expenses...............................................   180,429    122,469    60,391
  Corporate operating and property management expenses......................    42,032     39,073    29,951
  Other charges (income)....................................................    (1,079)    12,000    19,895
  Depreciation and amortization.............................................    60,198     42,293    21,331
                                                                              --------   --------  --------
    Total costs and expenses................................................   281,580    215,835   131,568
                                                                              --------   --------  --------
Income (loss) from operations before interest, income taxes and cumulative
  effect of accounting change...............................................   136,082     67,252      (768)
Interest expense (income), net..............................................    56,074     20,521    (9,242)
                                                                              --------   --------  --------
Income before income taxes and cumulative effect of accounting change.......    80,008     46,731     8,474
Provision for income taxes..................................................    32,004     18,693     5,838
                                                                              --------   --------  --------
Income before cumulative effect of accounting change........................    48,004     28,038     2,636
Cumulative effect of change in accounting for start-up activities, net
  of income tax benefit of $520.............................................       779
                                                                              --------   --------  --------
Net income..................................................................  $ 47,225   $ 28,038  $  2,636
                                                                              ========   ========  ========
Net income per common share - Basic and Diluted:
  Net income before cumulative effect of accounting change..................  $   0.50   $   0.29  $   0.03
  Cumulative effect of accounting change....................................     (0.01)
                                                                              --------   --------  --------
  Net income................................................................  $   0.49   $   0.29  $   0.03
                                                                              ========   ========  ========
Weighted average shares:
  Basic.....................................................................    96,254     95,896    94,233
  Effect of dilutive options................................................       685        904     1,511
                                                                              --------   --------  --------
  Diluted...................................................................    96,939     96,800    95,744
                                                                              ========   ========  ========

                See notes to consolidated financial statements.

                          EXTENDED STAY AMERICA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                               Additional                Total
                                       Common   Paid-in    Retained   Stockholders'
                                        Stock   Capital    Earnings      Equity
                                       ------  ----------  --------   -------------
Balance as of January 1, 1997.......     837    $619,870    $ 8,007     $628,714
Issuance of common stock,
  net of issuance costs.............     115     197,978                 198,093
Stock options exercised, including
  tax benefit of $1,174.............       4       5,212                   5,216
Net income..........................                          2,636        2,636
                                         ---    --------    -------     --------
Balance as of December 31, 1997.....     956     823,060     10,643      834,659
Repurchases of common stock.........      (1)     (1,251)                 (1,252)
Stock options exercised, including
  tax benefit of $794...............       5       5,301                   5,306
Net income..........................                         28,038       28,038
                                         ---    --------    -------     --------
Balance as of December 31, 1998.....     960     827,110     38,681      866,751
Repurchases of common stock.........      (5)     (4,292)                 (4,297)
Stock options exercised, including
  tax benefit of $407...............       5       5,906                   5,911
Net income..........................                         47,225       47,225
                                         ---    --------    -------     --------
Balance as of December 31, 1999.....     960    $828,724    $85,906     $915,590
                                         ===    ========    =======     ========

                See notes to consolidated financial statements.

                          EXTENDED STAY AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            Year Ended December 31,
                                                                                       ----------------------------------
                                                                                          1999        1998        1997
                                                                                       ----------  ----------  ----------
Cash flows from operating activities:
 Net income..........................................................................  $  47,225   $  28,038   $   2,636
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization....................................................     60,198      42,293      21,331
    Amortization and write off of deferred loan costs................................      3,859       2,566       9,667
    Deferred income taxes............................................................     19,359       8,051       5,832
    Cumulative effect of accounting change, net......................................        779
    Other, net.......................................................................                                485
    Changes in operating assets and liabilities:
       Accounts receivable...........................................................       (147)     (2,795)     (1,986)
       Prepaid expenses..............................................................     (1,066)      2,775      (3,073)
       Other current assets..........................................................      1,164      (1,403)       (954)
       Accounts payable..............................................................     (6,273)       (982)      7,542
       Income taxes payable..........................................................     (3,264)      7,079
       Accrued property taxes........................................................      2,014       3,439       2,634
       Accrued salaries and related expenses.........................................        817        (891)        324
       Accrued interest..............................................................         49       6,653         356
       Other accrued expenses........................................................       (655)     23,322       5,469
                                                                                       ---------   ---------   ---------
          Net cash provided by operating activities..................................    124,059     118,145      50,263
                                                                                       ---------   ---------   ---------
Cash flows from investing activities:
 Additions to property and equipment.................................................   (320,181)   (630,276)   (607,649)
 Other assets........................................................................         86         249      (1,415)
                                                                                       ---------   ---------   ---------
          Net cash used in investing activities......................................   (320,095)   (630,027)   (609,064)
                                                                                       ---------   ---------   ---------
Cash flows from financing activities:
 Proceeds from exercise of Company stock options and issuances of common stock.......      5,504       4,512     202,135
 Repurchases of Company common stock.................................................     (4,297)     (1,252)
 Proceeds from long-term debt........................................................    353,000     548,500     143,869
 Principal payments on long-term debt................................................   (152,000)    (28,500)
 Additions to deferred loan and other costs..........................................       (345)    (13,968)     (8,315)
                                                                                       ---------   ---------   ---------
          Net cash provided by financing activities..................................    201,862     509,292     337,689
                                                                                       ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents.....................................      5,826      (2,590)   (221,112)
Cash and cash equivalents at beginning of period.....................................        623       3,213     224,325
                                                                                       ---------   ---------   ---------
Cash and cash equivalents at end of period...........................................  $   6,449   $     623   $   3,213
                                                                                       =========   =========   =========
Noncash investing and financing transactions:
 Capitalized or deferred items included in accounts payable and accrued liabilities..  $  28,157   $  67,566   $  49,308
                                                                                       =========   =========   =========
 Conversion of amounts due under revolving credit facility to term loan..............              $ 100,000
                                                                                                   =========
 Capitalization of amortized deferred loan costs.....................................              $     511
                                                                                                   =========
Supplemental cash flow disclosures:
 Cash paid for:
    Income taxes, net of refunds.....................................................  $  15,909   $   2,681   $   1,340
                                                                                       =========   =========   =========
    Interest expense, net of amounts capitalized.....................................  $  53,008   $  23,396   $
                                                                                       =========   =========   =========


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

     At December 31, 1999 and 1998, we had invested approximately $45,000 and $5.9 million, respectively, in short-term demand notes. In addition, during these periods we invested excess funds in an overnight sweep account with a commercial bank which invested in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, we did not take possession of the securities, which were instead held by the financial institution. The market value of the securities held pursuant to the agreements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

  Property and Equipment

     Property and equipment is stated at cost. We capitalize salaries and related costs for site selection, design and construction supervision. We also capitalize construction period interest.

     Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to operations as incurred; major renewals and improvements are capitalized. The gain or loss on the disposition of property and equipment is recorded in the year of disposition.

                          EXTENDED STAY AMERICA, INC.

     The estimated useful lives of the assets are as follows:

          Building and improvements...........   40 years
          Furniture, fixtures and equipment... 3-10 years

  Preacquisition Costs

     We incur costs related to the acquisition of property sites. These costs are capitalized when it is probable that a site will be acquired. These costs are included in property and equipment. In the event the acquisition of the site is not consummated, the costs are charged to corporate operating expenses.

  Deferred Loan Costs

     We have incurred costs in obtaining financing. These costs have been deferred and are amortized over the life of the respective loans.

  Other Charges (Income)

     In 1998, unfavorable capital market conditions resulted in a reduction in our development plans for 1999 and 2000. As a result, we established a valuation allowance of $12.0 million for the write-off of costs related to sites that would not be developed. This valuation allowance was reduced by $1.1 million in 1999 due to the renegotiation of the terms of a number of the optioned sites.

     During 1997, we recorded merger, financing, and other charges totaling $19.9 million. These pre-tax charges consisted of (i) $9.7 million of merger expenses and costs associated with the integration of SPH's operations following the Merger, (ii) the write-off of $9.7 million of deferred costs associated with two mortgage loan facilities, which were terminated upon execution of a revolving credit facility, and (iii) a charge of $500,000 in connection with moving the listing of our Common Stock to the NYSE from Nasdaq.

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

                          EXTENDED STAY AMERICA, INC.

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

  Net Income Per Share

     We determine earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") Statement No. 128, "Earnings Per Share". For the years ended December 31, 1999, 1998 and 1997, the computation of diluted EPS does not include approximately 10,820,000, 8,828,000 and 3,180,000 weighted average shares, respectively, of Common Stock represented by outstanding options because the exercise price of the options was greater than the average market price of Common Stock during the period.

  Business Segment

     We operate principally in one business segment which is to develop, own, and operate extended stay lodging facilities.

  Reclassification

     Certain previously reported amounts have been reclassified to conform with the current presentation.

Note 3--Property and Equipment

     Property and equipment consist of the following:

                                                                      December 31,
                                                                 ----------------------
                                                                    1999        1998
                                                                 ----------  ----------
          Land and improvements, including land under current
          development..........................................  $  469,723  $  408,767
          Buildings and improvements...........................   1,210,867     961,063
          Furniture, fixtures, equipment and supplies..........     247,119     211,320
          Construction in progress.............................      60,277     128,337
                                                                 ----------  ----------
                                                                  1,987,986   1,709,487
          Less:  Accumulated depreciation......................     131,469      72,153
                                                                 ----------  ----------
          Total property and equipment.........................  $1,856,517  $1,637,334
                                                                 ==========  ==========

                          EXTENDED STAY AMERICA, INC.

     We had commitments totaling approximately $100 million to complete construction of additional extended stay properties at December 31, 1999.

     For the years ended December 31, 1999, 1998 and 1997 we incurred interest of $66,957,000, $41,014,000, and $1,731,000, respectively, of which $10,216,000,
$17,617,000, and $1,731,000, respectively, was capitalized and included in the cost of buildings and improvements.

Note 4--Options to Purchase Property Sites

     As of December 31, 1999, we had paid approximately $4.4 million in connection with options to purchase parcels of real estate in 33 locations in 11 states. If we do not acquire these parcels, the amounts paid in connection with the options may be forfeited under certain circumstances. These amounts are included in property and equipment.

Note 5--Long-Term Debt

     In September 1997, we executed an agreement with various banks establishing a credit facility that provided for up to $500 million of revolving loans on a senior collateralized basis that had a maturity of December 31, 2002 to be used for general corporate purposes, including the construction and acquisition of extended stay properties. Upon entering into the revolving credit facility, we terminated two mortgage loan facilities, which had provided for an aggregate of $400 million in mortgage loans. In March 1998, we amended the revolving credit facility and, as amended, it became the Credit Facility. The Credit Facility was again amended in September 1998 and December 1998.

     The Credit Facility provides for a $350 million revolving loan facility (the "Revolving Facility"), a $150 million term loan facility (the "Tranche A Facility"), a $200 million term loan facility (the "Tranche B Facility"), and a $100 million term loan facility (the "Tranche C Facility"). As of December 31, 1999, we had outstanding loans of $208 million under the Revolving Facility and $448 million, net of scheduled principal repayments of $2 million in 1999, under the term loans, leaving $142 million available and committed under the Credit Facility. Availability of the Revolving Facility is dependent, however, upon us satisfying certain financial ratios of debt and interest compared to earnings before interest, taxes, depreciation and amortization, with these amounts being calculated pursuant to definitions contained in the Credit Facility.

     Loans under the Credit Facility bear interest, at our option, at either a prime-based rate ("Base Rate") or a LIBOR-based rate ("Eurodollar Rate"), plus an applicable margin. The applicable margin is an annual rate that fluctuates based on our ratio of Consolidated Debt to Consolidated EBITDA (as defined in the Credit Facility). The applicable margin for the various loan facilities in the Credit Facility are shown in the table below:

                               Base Rate         Eurodollar Rate
                               ----------        ----------------
   Revolving Facility........    0-0.875%          1.00-1.875%
   Tranche A Facility........    0-0.875%          1.00-1.875%
   Tranche B Facility........      1.75%                2.75%
   Tranche C Facility........      2.50%                3.50%

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

                          EXTENDED STAY AMERICA, INC.

     Our obligations under the Credit Facility are guaranteed by each of our subsidiaries. The Credit Facility is also collateralized by a first priority lien on all stock of our subsidiaries and all other current and future assets owned by us and our subsidiaries (other than mortgages on our real property).

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

     At December 31, 1999, aggregate maturities of long-term debt were as follows:

               2000..................    $  3,000
               2001..................       3,000
               2002..................     361,000
               2003..................     193,000
               2004..................      96,000
               Thereafter............     200,000
                                         --------
                                         $856,000
                                         ========

     An aggregate of $856 million and $655 million was outstanding at December 31, 1999 and 1998, respectively, with a weighted average interest rate of 8.14% and 7.88%, respectively. The fair value of long-term debt is based on quoted market prices. The Credit Facility had an estimated fair value of approximately $645 million at December 31, 1999 and $455 million at December 31, 1998. The Notes had an estimated fair value of approximately $178 million at December 31, 1999 and $187 million at December 31, 1998.

                          EXTENDED STAY AMERICA, INC.

Note 6--Income Taxes

     Income tax expense before the cumulative effect of a change in accounting consists of the following:

                                     Year Ended December 31,
                                     ------------------------
                                      1999     1998     1997
                                     -------  -------  ------
         Current income taxes:
           U.S. federal............  $11,096  $10,642  $    6
           State and local.........    1,549
                                     -------  -------  ------
                                      12,645   10,642       6
                                     -------  -------  ------
         Deferred income taxes:
           U.S. federal............   15,276    6,552   5,137
           State and local.........    4,083    1,499     695
                                     -------  -------  ------
                                      19,359    8,051   5,832
                                     -------  -------  ------
         Total income tax expense..  $32,004  $18,693  $5,838
                                     =======  =======  ======

     Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35.0% to pretax income as a result of the following:

                                                                    Year Ended December 31,
                                                                   --------------------------
                                                                     1999     1998     1997
                                                                   --------  -------  -------
         Computed "expected" tax rate............................     35.0%    35.0%    35.0%
         Increase (reduction) in income taxes resulting from:
           State and local income taxes, net of federal benefit..      4.9      4.9      4.8
           Tax exempt interest income............................                       (5.0)
           Merger expenses.......................................                       32.1
           Other.................................................      0.1      0.1      2.0
                                                                      ----     ----     ----
         Annual effective income tax rate........................     40.0%    40.0%    68.9%
                                                                      ====     ====     ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                           1999            1998
                                                         --------        --------
         Deferred tax assets:
           Net operating loss carryforward............   $ 10,918        $ 12,834
           Alternative minimum tax credit and
              other carryforwards.....................     21,141           9,396
           Other......................................      6,944           5,505
                                                         --------        --------
              Total deferred tax assets...............     39,053          27,735
         Deferred tax liability:
           Property and equipment.....................    (77,167)        (46,490)
                                                         --------        --------
                                                         $(38,114)       $(18,755)
                                                         ========        ========

     At December 31, 1999, we had net operating loss carryforwards for federal income tax purposes of approximately $27.3 million, expiring in years 2012 through 2018, and alternative minimum tax credits of approximately $19.7 million, which may be carried forward indefinitely.

                          EXTENDED STAY AMERICA, INC.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not we will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Note 7--Stockholders' Equity

     On February 6, 1997, we sold 11.5 million shares of Common Stock in a private placement transaction resulting in net proceeds of approximately $198.1 million.

     On April 11, 1997, our stockholders approved an Amendment of the Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock, par value $.01, from 200 million to 500 million shares.

     On June 9, 1997, we announced that our Board of Directors had approved a plan to have the Common Stock listed on the New York Stock Exchange, Inc. ("NYSE") and to move trading in the Common Stock from the Nasdaq National Market ("Nasdaq") to the NYSE. The Common Stock began trading on the NYSE on June 30, 1997.

     Shares of preferred stock may be issued from time to time, in one or more series, as authorized by the Board of Directors. Prior to issuance of shares of each series, the Board will designate for each such series, the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption, as are permitted by law. No shares of preferred stock are outstanding and we have no present plans to issue any shares of preferred stock.

Note 8--Stock Option Plans

     We have five stock option plans including the 1995, 1996, 1997 and 1998 Employee Stock Option Plans (the "Employee Plans") and the 1995 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). The Employee Plans and the Directors' Plan provide for grants to certain officers, directors and key employees of stock options to purchase shares of Common Stock. Options granted under the Employee Plans and the Directors' Plan expire ten years from the date of grant. Options granted under the Employee Plans vest ratably over a four year period, and options granted under the Directors' Plan vest six months from the date of grant.

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

                          EXTENDED STAY AMERICA, INC.

     A summary of the status of the Employee Plans, the Directors' Plan, and options granted under the SPH Plans (collectively the "Plans") as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented below:

                                                1999                     1998                    1997
                                      -----------------------  -----------------------  ------------------------
                                      Number of    Price Per   Number of    Price Per   Number of    Price Per
                                        Shares       Share       Shares       Share       Shares       Share
                                      ----------  -----------  ----------  -----------  ----------  ------------
Outstanding at beginning of year....     14,542   $2.38-22.38     10,532   $2.38-22.38      7,128   $ 2.38-22.38
Granted.............................      3,396    7.28-12.03      6,971    6.41-15.00      5,125    11.28-20.50
Exercised...........................       (578)   2.38-10.50       (534)   7.43-15.00       (402)    2.38-14.94
Forfeited...........................     (2,089)   2.38-22.38     (2,427)   2.38-20.88     (1,319)    2.38-20.63
                                         ------   -----------     ------   -----------     ------   ------------
Outstanding at end of year..........     15,271    2.38-21.75     14,542   $2.38-22.38     10,532   $ 2.38-22.38
Options exercisable at year-end.....      6,606    2.38-21.75      4,882   $2.38-22.38      3,489   $ 2.38-22.38
Available for future grants.........      5,030                    6,338                    5,183
Total shares reserved for issuance
  as of December 31.................     20,301                   20,880                   15,715
Weighted average fair value of
  options granted during the
  year..............................              $      3.90              $      4.42              $       6.93

     On January 1, 1996, we adopted SFAS No. 123, "Accounting for Stock Based Compensation." As permitted by SFAS No. 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized for options granted under the Plans. Had compensation cost for the Plans been determined based on the fair value at the date of grant for awards under the Plans consistent with the method of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below.

                                      1999               1998                1997
                                -----------------  -----------------  ------------------
                                   As       Pro       As       Pro       As       Pro
                                Reported   Forma   Reported   Forma   Reported   Forma
                                --------  -------  --------  -------  --------  --------
Net income (loss).............   $47,225  $40,572   $28,038  $20,582    $2,636  $(8,788)
Net income (loss) per share:
   Basic and Diluted..........   $  0.49  $  0.42   $  0.29  $  0.21    $ 0.03  $ (0.09)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following assumptions used for grants in 1999, 1998 and 1997: dividend yield of 0%, risk-free interest rate of 6% and expected life of 5.5 years. In addition, the expected volatility was 42% in 1999 and 33% in 1998 and 1997.

                          EXTENDED STAY AMERICA, INC.

     The following table summarizes information about the Company's stock options at December 31, 1999:

                               Options Outstanding           Options Exercisable
                       -----------------------------------  ----------------------
                          Number      Weighted                 Number
                       Outstanding     Average    Weighted  Outstanding   Weighted
                          as of       Remaining   Average      as of      Average
      Range of         December 31,  Contractual  Exercise  December 31,  Exercise
   Exercise Prices         1999         Life       Price        1999       Price
---------------------  ------------  -----------  --------  ------------  --------
    $  2.38-2.38..          934         5.63      $ 2.38         934       $ 2.38
    $  6.47-6.50..          913         5.90        6.50         911         6.50
    $  6.78-8.16..        3,411         9.36        8.14         376         8.13
    $  8.22-9.50..        3,210         8.87        9.46         927         9.47
    $ 9.53-11.38..        2,544         8.05       11.31         869        11.34
    $11.41-15.97..        1,764         6.58       13.57       1,230        13.61
    $16.97-21.75..        2,495         6.97       18.53       1,359        18.53
                         ------         ----      ------       -----       ------

    $ 2.38-21.75..       15,271         7.89      $10.82       6,606       $10.86
                         ======         ====      ======       =====       ======

Note 9--Related Party Transactions

     In 1996, we entered into a ten year lease for a suite at Pro Player Stadium for a base rental of $115,000 per year, and a 3-year lease for a suite at Homestead Motorsports Complex for a base rental of approximately $53,000 per year. In 1998, we entered into a three year lease for an additional suite at Pro Player Stadium for a base rental of $83,000 per year, which was terminated in 1999, and a seven year lease for a suite at the National Car Rental Center for a base rental of $120,000 per year. The leases are subject to certain additional charges and periodic escalation. The Chairman of our Board of Directors owns Pro Player Stadium and had an approximate 50% ownership interest (which was reduced to approximately 10% in 1997) in Homestead Motorsports Complex. In addition, the Chairman of our Board of Directors is the Chairman of the Board of Directors of a company which operates the National Car Rental Center.

     We incurred charges of approximately $2.2 million in 1999, $1.7 million in 1998, and $1.7 million in 1997 from a company controlled by our Chief Executive Officer for the use of airplanes. We charged approximately $136,000 in 1999 to our Chief Executive Officer and other companies controlled by him for their use of those airplanes.

     Our Chief Executive Officer serves as chairman of the board of a company from which we lease office space under various lease agreements. During 1999, 1998, and 1997, we incurred charges of approximately $73,000, $76,000, and $74,000, respectively, related to these agreements.

     Two members of our Board of Directors also serve on the board of directors of a company which performs employment related services for us. During 1999, 1998 and 1997, we incurred charges of approximately $336,000, $251,000, and $126,000, respectively, for such services.

                          EXTENDED STAY AMERICA, INC.

Note 10--Quarterly Results (Unaudited)

The following is a summary of quarterly operations for the years ended December 31, 1999 and 1998:

                                                              1999
                                             --------------------------------------
                                              First     Second    Third     Fourth
                                             Quarter   Quarter   Quarter   Quarter
                                             --------  --------  --------  --------
Total revenue..............................  $89,419   $106,487  $116,491  $105,265
Operating income...........................   24,203     38,162    42,034    31,681
Net income before cumulative effect of
 accounting change.........................    7,652     14,606    16,255     9,491
Cumulative effect of accounting change.....     (779)
Net income.................................    6,873     14,606    16,255     9,491
Net income per share - Basic and Diluted:
  Net income before cumulative effect of
   accounting change.......................  $  0.08   $   0.15  $   0.17  $   0.10
  Cumulative effect of accounting change...  $ (0.01)
  Net income...............................  $  0.07   $   0.15  $   0.17  $   0.10

                                                              1998
                                             --------------------------------------
                                              First     Second    Third     Fourth
                                             Quarter   Quarter   Quarter   Quarter
                                             -------   --------  --------  --------
Total revenue..............................  $54,231   $ 70,044  $ 81,006  $ 77,807
Operating income...........................    9,126     21,421    15,582    21,126
Net income.................................    4,802     10,116     5,492     7,630
Net income per share:
  Basic....................................  $  0.05   $   0.11  $   0.06  $   0.08
  Diluted..................................  $  0.05   $   0.10  $   0.06  $   0.08

Note 11--Commitments and Contingencies

     We are not a party to any significant litigation or claims, other than routine matters incidental to the operation of our business. To date, no claims have had a material adverse effect on us nor do we expect that the outcome of any pending claims will have such an effect.

     We lease real property under various operating leases with terms of one to sixteen years. Rental expense under real property leases for the years ended December 31, 1999, 1998, and 1997 were $1,511,000, $1,576,000, and $1,012,000, respectively.

     Future minimum lease obligations under noncancelable real property leases with initial terms in excess of one year at December 31, 1999 are as follows:

          Year Ending December 31:
                   2000..........................  $1,255
                   2001..........................   1,261
                   2002..........................     712
                   2003..........................     725
                   2004..........................     718
                   Thereafter....................   1,752
                                                   ------
                                                   $6,423
                                                   ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The information appearing under the caption "Election of our Board of Directors" in our Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2000 (the "Proxy Statement") is incorporated herein by reference.

Executive Officers

     Our executive officers, their ages at December 31, 1999, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

             Name                Age                      Position
             ----                ---                      --------
      H. Wayne Huizenga*.......   62  Chairman of the Board of Directors
      George D. Johnson, Jr.*..   57  President, Chief Executive Officer, and Director
      Robert A. Brannon........   49  Senior Vice President, Chief Financial Officer,
                                       Secretary and Treasurer

--------------
     *  Member of Executive Committee of the Board of Directors


     H. Wayne Huizenga became one of our directors in August 1995 and serves as the Chairman of our Board of Directors. Mr. Huizenga has also served as Chairman of the Board of AutoNation, Inc., which owns the nation's largest chain of franchised automotive dealerships, since August 1995. Since June 1998, Mr. Huizenga has served as a director of NationsRent, Inc., a national chain providing equipment rental primarily to a broad range of construction and industrial customers. Since May 1998, Mr. Huizenga has served as Chairman of the Board and Chief Executive Officer of Republic Services, Inc., a leading provider of non-hazardous solid waste collection and disposal services. Since September 1996, Mr. Huizenga has been Chairman of the Board of Boca Resorts, Inc., which owns and operates luxury resort properties as well as the Florida Panthers professional hockey franchise. From September 1994 until October 1995, Mr. Huizenga served as the Vice-Chairman of Viacom Inc., a diversified entertainment and communications company. During the same period, Mr. Huizenga also served as the Chairman of the Board of Blockbuster Entertainment Group, a division of Viacom. From April 1987 through September 1995, Mr. Huizenga served as the Chairman of the Board and Chief Executive Officer of Blockbuster Entertainment Corporation ("Blockbuster"), during which time he helped build Blockbuster from a 19-store chain into the world's largest video rental company. In September 1994, Blockbuster merged into Viacom. In 1971, Mr. Huizenga co-founded Waste Management, Inc., which he helped build into the world's largest integrated solid waste services company, and he served in various capacities, including President, Chief Operating Officer and a director from its inception until 1984. Mr. Huizenga also currently owns or controls the Miami Dolphins, a professional sports franchise, as well as Pro Player Stadium, the home of the Miami Dolphins and is a director of theglobe.com, an internet on-line community.

     George D. Johnson, Jr. has been our President, Chief Executive Officer, and a director since January 1995. He is responsible for all aspects of our development, operation, marketing, and personnel. Mr. Johnson is the former President of the Consumer Products Division of Blockbuster Entertainment Group, a division of Viacom. In this position he was responsible for all U.S. video and music stores. Mr. Johnson has over 30 years of experience developing and managing various businesses. He was formerly the managing general partner of WJB Video, the largest Blockbuster franchisee which developed over 200 video stores prior to a merger with Blockbuster in 1993. Mr. Johnson also is the managing member of American Storage, LLC, a chain of 26 self-storage facilities located in the Carolinas and Georgia. He formerly served as a director of Viacom and Chairman of the Board of Home Choice

Holdings, Inc. and currently serves on the board of directors of AutoNation, Boca Resorts, and Duke Energy Corporation. He has been the Chairman of the Board of Directors of Johnson Development Associates, Inc. since its founding in 1986. Johnson Development Associates is a real estate management, leasing, and development company controlling approximately four million square feet of commercial, retail, and industrial property located in the Carolinas and Georgia which are owned by various partnerships controlled by Mr. Johnson and his brother, Stewart H. Johnson. Mr. Johnson practiced law in Spartanburg, South Carolina from 1967 until 1986 and served three terms in the South Carolina House of Representatives.

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

          10.1  Amended and Restated 1995 Employee Stock Option Plan of the
                Company

          10.2  1995 Stock Option Plan for Non-Employee Directors of the Company

          10.3  Amended and Restated 1996 Employee Stock Option Plan of the
                Company

          10.8  1997 Employee Stock Option Plan of the Company

          10.9  1998 Employee Stock Option Plan of the Company

(b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of 1999.

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

Exhibit
Number                       Description of Exhibit
------                       ----------------------

10.3 Amended and Restated 1996 Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-Q for the quarter ended March 31, 1996)

10.4 Aircraft Dry Lease dated April 5, 1996 between Morgan Corp. and the Company (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, Registration No. 333-03373)

10.5 Homestead Motorsports Complex Executive Suite License Agreement dated February 14, 1996 among The Homestead Motorsports Joint Venture, Miami Motorsports Joint Venture, and the Company (incorporated by reference to Exhibit 10.13 to the Company's Report on Form 10-Q for the quarter ended March 31, 1996)

10.6 Joe Robbie Stadium Executive Suite License Agreement dated March 18, 1996 between Robbie Stadium Corporation and the Company (incorporated by reference to Exhibit 10.14 to the Company's Report on Form 10-Q for the quarter ended March 31, 1996)

10.7 Aircraft Dry Lease dated December 28, 1996 between Wyoming Associates, Inc. and the Company (incorporated by reference to Exhibit 10.16 to the Company's Report on Form 10-K for the year ended December 31, 1996)

10.8 1997 Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997)

10.9 1998 Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.9 to the Company's Report on Form 10-K for the year ended December 31, 1998)

10.10(a) Credit Agreement, dated as of September 26, 1997 and Amended and
         Restated as of March 10, 1998 (the "Credit Agreement"), by and among the Company and Morgan Stanley Senior Funding, Inc., as Syndication Agent and Arranger, The Industrial Bank of Japan, Limited, as Administrative Agent, and various banks (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended March 31, 1998)

10.10(b) Amendment, dated as of September 18, 1998, to the Credit Agreement
         (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended September 30, 1998)

10.10(c) Amendment, dated as of December 15, 1998, to the Credit Agreement
         (incorporated by reference to Exhibit 10.10(c) to the Company's Report on Form 10-K for the year ended December 31, 1998)

10.11(a) Lease Agreement dated as of November 30, 1998 by and between Bell Hill,
         LLC and ESA Management, Inc. (incorporated by reference to Exhibit 10.11(b) to the Company's Report on Form 10-K for the year ended December 31, 1998)

10.11(b) Sublease Agreement dated as of July 1, 1999 by and between Johnson
         Development Associates, Inc. and ESA Management, Inc.

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

10.14 Broward County Arena Executive Suite License Agreement, by and between Arena Operating Company, Ltd. and the Company (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended September 30, 1998)

10.15 Aircraft Dry Lease, dated as of July 12, 1999, by and between Wyoming Associates, Inc. and ESA Management, Inc. (Learjet, Serial No. 132) (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended September 30, 1999)

Exhibit
Number                       Description of Exhibit
------                       ----------------------

10.16 Aircraft Dry Lease, dated as of July 12, 1999, by and between Wyoming Associates, Inc. and ESA Management, Inc. (Challenger, Serial No. 3042) (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended September 30, 1999)

10.17 Time Sharing Agreement, dated as of July 20, 1999, by and between ESA Management, Inc. and George Dean Johnson, Jr. (Challenger, Serial No.
         3042) (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended September 30, 1999)

10.18 Time Sharing Agreement, dated as of August 10, 1999, by and between Advance America Cash Advance Centers, Inc. and Extended Stay America, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended September 30, 1999)

10.19 Time Sharing Agreement, dated as of August 30, 1999, by and between ESA Management, Inc. and Advance America, Cash Advance Centers, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q for the quarter ended September 30, 1999)

10.20 Time Sharing Agreement, dated as of November 29, 1999, by and between ESA Management, Inc. and George Dean Johnson, Jr. (Learjet, Serial No.
         132)

21.1     List of Subsidiaries of the Company

23.1     Consent of PricewaterhouseCoopers LLP

27.1     Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2000.

                                    Extended Stay America, Inc.

                                    By:  /s/ George D. Johnson, Jr.
                                       ----------------------------
                                     George D. Johnson, Jr.
                                     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2000

                     Signature                       Title
                     ---------                       -----

Principal Executive Officer:

        /s/  George D. Johnson, Jr.    President and Chief Executive Officer
        ---------------------------
             George D. Johnson, Jr.

Principal Financial Officer:

        /s/  Robert A. Brannon         Senior Vice President, Chief
        ----------------------         Financial Officer, Secretary,
             Robert A. Brannon         and Treasurer


Principal Accounting Officer:

        /s/  Gregory R. Moxley         Vice President--Finance
        ----------------------
             Gregory R. Moxley

A Majority of the Directors:

        /s/  H. Wayne Huizenga         Director
        ----------------------
             H. Wayne Huizenga

        /s/  Donald F. Flynn           Director
        --------------------
             Donald F. Flynn

        /s/  George D. Johnson         Director
        ----------------------
             George D. Johnson

        /s/  Stewart H. Johnson        Director
        -----------------------
             Stewart H. Johnson

        /s/  John J. Melk              Director
        -----------------
             John J. Melk

        /s/  Peer Pedersen             Director
        ------------------
             Peer Pedersen