Form 10-Q
period 2000-03-31
EXTENDED STAY AMERICA INC
filed 2000-05-09
CIK 1002579

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ______________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2000

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

Yes  [X]  No _____

  At May 1, 2000, the registrant had issued and outstanding an aggregate of 95,263,984 shares of Common Stock.

                                    PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                          EXTENDED STAY AMERICA, INC.

               Condensed Consolidated Balance Sheets (Unaudited)
                       (In thousands, except share data)

                                            ASSETS
                                            ------

                                                                                          March 31,    December 31,
                                                                                            2000         1999(1)
                                                                                         -----------   ------------
Current assets:
 Cash and cash equivalents............................................................   $    5,451    $    6,449
 Accounts receivable..................................................................        6,054         6,094
 Prepaid expenses.....................................................................        3,386         2,810
 Deferred income taxes................................................................       38,482        39,053
 Other current assets.................................................................           27            27
                                                                                         ----------    ----------
   Total current assets...............................................................       53,400        54,433
Property and equipment, net...........................................................    1,889,298     1,856,517
Deferred loan costs, net..............................................................       14,797        15,746
Other assets..........................................................................          714           553
                                                                                         ----------    ----------
                                                                                         $1,958,209    $1,927,249
                                                                                         ==========    ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Current liabilities:
 Accounts payable.....................................................................   $   27,274    $   34,020
 Income taxes payable.................................................................                      2,888
 Accrued retainage....................................................................        7,455         8,834
 Accrued property taxes...............................................................       11,053         8,871
 Accrued salaries and related expenses................................................        2,225         2,633
 Accrued interest.....................................................................        2,432         7,059
 Other accrued expenses...............................................................       16,146        14,187
 Current portion of long-term debt....................................................        3,000         3,000
                                                                                         ----------    ----------
   Total current liabilities..........................................................       69,585        81,492
                                                                                         ----------    ----------
Deferred income taxes.................................................................       83,778        77,167
                                                                                         ----------    ----------
Long-term debt........................................................................      882,000       853,000
                                                                                         ----------    ----------
Commitments

Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding........................................................................
 Common stock, $.01 par value, 500,000,000 shares authorized, 95,429,084 and
   95,996,884 shares issued and outstanding, respectively.............................          954           960
 Additional paid-in capital...........................................................      824,704       828,724
 Retained earnings....................................................................       97,188        85,906
                                                                                         ----------    ----------
Total stockholders' equity............................................................      922,846       915,590
                                                                                         ----------    ----------
                                                                                         $1,958,209    $1,927,249
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

(1)  Derived from audited financial statements

    See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

            Condensed Consolidated Statements of Income (Unaudited)
                     (In thousands, except per share data)

                                                                               Three Months Ended
                                                                              ---------------------
                                                                              March 31,  March 31,
                                                                                 2000       1999
                                                                              ---------  ---------
Revenue.....................................................................   $113,940    $89,419

Property operating expenses.................................................     50,931     40,994
Corporate operating and property
  management expenses.......................................................     10,913     10,298
Depreciation and amortization...............................................     16,149     13,924
                                                                               --------    -------
      Total costs and expenses..............................................     77,993     65,216
                                                                               --------    -------
Income from operations before interest, income taxes and cumulative effect
  of accounting change......................................................     35,947     24,203

Interest expense, net.......................................................     17,144     11,450
                                                                               --------    -------
Income before income taxes and cumulative effect of accounting change.......     18,803     12,753

Provision for income taxes..................................................      7,521      5,101
                                                                               --------    -------
Net income before cumulative effect of accounting change....................     11,282      7,652

Cumulative effect of change in accounting for start-up
  activities, net of income tax benefit of $520.............................                  (779)
                                                                               --------    -------
Net income..................................................................   $ 11,282    $ 6,873
                                                                               ========    =======
Net income per common share -- Basic and Diluted:
    Net income before cumulative effect of accounting change................   $   0.12    $  0.08
    Cumulative effect of accounting change..................................                 (0.01)
                                                                               --------    -------
Net income..................................................................   $   0.12    $  0.07
                                                                               ========    =======

Weighted average shares:
  Basic.....................................................................     95,632     95,974
  Effect of dilutive options................................................        446        643
                                                                               --------    -------
  Diluted...................................................................     96,078     96,617
                                                                               ========    =======


    See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (In thousands)

                                                                            Three Months Ended
                                                                          ----------------------
                                                                          March 31,   March 31,
                                                                             2000        1999
                                                                          ---------   ---------
Cash flows from operating activities:
 Net income.............................................................   $ 11,282    $  6,873
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization........................................     16,149      13,924
   Amortization of deferred loan costs in interest expense..............        965         965
   Deferred income taxes................................................      7,182       3,541
   Cumulative effect of accounting change...............................                    779
   Changes in operating assets and liabilities..........................     (4,971)    (17,965)
                                                                           --------    --------
      Net cash provided by operating activities.........................     30,607       8,117
                                                                           --------    --------
Cash flows from investing activities:
 Additions to property and equipment....................................    (56,402)    (93,364)
 Other assets...........................................................       (161)         53
                                                                           --------    --------
     Net cash used in investing activities..............................    (56,563)    (93,311)
                                                                           --------    --------
Cash flows from financing activities:
 Proceeds from long-term debt...........................................     29,000      90,000
 Proceeds from issuance of common stock.................................                     16
 Repurchases of Company common stock....................................     (4,026)
 Additions to deferred loan costs.......................................        (16)        (21)
                                                                           --------    --------
     Net cash provided by financing activities..........................     24,958      89,995
                                                                           --------    --------
Increase (decrease) in cash and cash equivalents........................       (998)      4,801
Cash and cash equivalents at beginning of period........................      6,449         623
                                                                           --------    --------
Cash and cash equivalents at end of period..............................   $  5,451    $  5,424
                                                                           ========    ========

Noncash investing and financing transactions:
 Capitalized or deferred items included in accounts payable
   and accrued liabilities..............................................   $ 20,752    $ 47,259
                                                                           ========    ========
Supplemental cash flow disclosures:
 Cash paid for:
  Income taxes..........................................................   $  3,935    $  9,792
                                                                           ========    ========
  Interest expense, net of amounts capitalized..........................   $ 21,968    $ 15,736
                                                                           ========    ========

    See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2000


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

  The condensed consolidated balance sheet data at December 31, 1999 was derived from audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles.

  Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

  For the three months ended March 31, 2000 and 1999, the computation of diluted earnings per share does not include approximately 13,065,000 and 11,811,000 weighted average shares, respectively, of common stock represented by outstanding options because the exercise price of the options was greater than the average market price of common stock during the period.

  Certain previously reported amounts have been reclassified to conform with the current period's presentation.

NOTE 2 -- PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                                             (000's Omitted)
                                                                         March 31,    December 31,
                                                                           2000           1999
                                                                        ----------    ------------
     Operating Facilities:
       Land and improvements........................................    $  442,571     $  425,098
       Buildings and improvements...................................     1,237,252      1,194,789
       Furniture, fixtures, equipment and supplies..................       243,576        237,218
                                                                        ----------     ----------
         Total Operating Facilities.................................     1,923,399      1,857,105
     Office furniture, fixtures and equipment.......................         8,313          8,270
     Facilities under development, including land and improvements..       105,166        122,611
                                                                        ----------     ----------
                                                                         2,036,878      1,987,986
     Less:  Accumulated depreciation................................      (147,580)      (131,469)
                                                                        ----------     ----------
     Total property and equipment...................................    $1,889,298     $1,856,517
                                                                        ==========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  We own and operate three brands in the extended stay lodging market-- StudioPLUS(TM) Deluxe Studios ("StudioPLUS"), EXTENDED STAYAMERICA Efficiency Studios ("EXTENDED STAY"), and Crossland Economy StudiosSM ("Crossland"). Each brand is designed to appeal to different price points below $500 per week. All three brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette; and a bathroom. StudioPLUS facilities serve the mid-price category and generally feature guest rooms that are larger than those in our other brands, an exercise facility, and a swimming pool. EXTENDED STAY rooms are designed to compete in the economy category. Crossland rooms are typically smaller than EXTENDED STAY rooms and are targeted for the budget category. In this Quarterly Report on Form 10-Q, the words "Extended Stay America", "Company", "we", "our", "ours", and "us" refer to Extended Stay America, Inc. and its subsidiaries unless the context suggests otherwise.

  During the quarter ended June 30, 1999, we repositioned 14 StudioPLUS properties as EXTENDED STAY properties. All operating statistics reflect the repositioning of these properties as EXTENDED STAY properties for the entire periods presented. The table below provides a summary of our selected development and operational results for the three months ended March 31, 2000 and 1999.

                                            Three Months
                                           Ended March 31,
                                          -----------------
                                            2000     1999
                                          ------    -------
Total Facilities Open (at period end)..      372      334
Total Facilities Opened................       10       29
Average Occupancy Rate.................       73%      71%
Average Weekly Room Rate...............    $ 299    $ 284

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

  At March 31, 2000, we had 372 operating facilities (39 Crossland, 242 EXTENDED STAY, and 91 StudioPLUS) and had 20 facilities under construction (18 EXTENDED STAY and 2 StudioPLUS). We expect to complete the construction of the facilities currently under construction generally within the next twelve months, however, we cannot assure you that we will complete construction within the time periods we have historically experienced. Our ability to complete construction may be materially impacted by various factors including final permitting and obtaining certificates of occupancy, as well as weather-induced construction delays.


Results of Operations

 Property Operations

  The following is a summary of the number of properties in operation at the end of each period along with the related average occupancy rates and average weekly room rates during each period:

                                             For the Three Months Ended
                 ----------------------------------------------------------------------------------
                             March 31, 2000                            March 31, 1999
                 ----------------------------------------  ----------------------------------------
                                 Average        Average                    Average        Average
                 Facilities     Occupancy     Weekly Room  Facilities     Occupancy     Weekly Room
                    Open          Rate           Rate         Open          Rate           Rate
                 ----------  ---------------  -----------  ----------  ---------------  -----------
Crossland......          39              74%         $213          39              61%         $203
EXTENDED STAY..         242              73           305         213              73           288
StudioPLUS.....          91              73           340          82              71           324
                        ---              --          ----         ---              --          ----
  Total........         372              73%         $299         334              71%         $284
                        ===              ==          ====         ===              ==          ====

  Because newly opened properties typically experience lower occupancies during their pre-stabilization period, average occupancy rates are impacted by the ratio of newly opened properties to total properties. The average occupancy rate in the first quarter of 2000 for the 305 properties we owned and operated as of December 31, 1998 was 74%. Similarly, the average occupancy rate in the first quarter of 1999 for the 185 properties we owned and operated as of December 31, 1997 was 75%. We believe that the decline in the average occupancy rate for properties open for at least one year at the beginning of the quarter of each year reflects general changes in the overall supply and demand for lodging products in various markets in which we operate. We expect that these factors will continue to impact our occupancies until incremental demand is sufficient to compensate for the supply of available rooms in these markets. The impact of these factors was offset by the impact of a decline in the ratio of newly opened properties to total properties for each of our brands, resulting in overall average occupancy rates of 73% for the first quarter of 2000 compared to 71% for the first quarter of 1999.

  The increase in overall average weekly room rates for the first quarter of 2000 compared to the first quarter of 1999 reflects the geographic dispersion of properties opened since March 31, 1999 and the higher standard weekly room rates in certain of those markets. The increase also is due in part to increases in rates charged in previously opened properties. The average weekly room rate for the 305 properties that we owned and operated throughout both periods increased by 3% in the first quarter of 2000.

  We recognized total revenue of $113.9 million for the first quarter of 2000 and $89.4 million for the first quarter of 1999. This is an increase of $24.5 million, or 27%. Approximately $18.7 million of the increased revenue was attributable to properties opened subsequent to December 31, 1998 and approximately $5.8 million was attributable to an increase in revenue for the 305 properties that we owned and operated throughout both periods.

  Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating and property management expenses, depreciation, or interest were $50.9 million (45% of total revenue) for the first quarter of 2000, compared to $41.0 million (46% of total revenue) for the first quarter of 1999. We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to occupancy rate increases or decreases because the majority of these expenses do not vary based on occupancy. Our overall occupancy rates were 73% for the first quarter of 2000 and 71% for the first quarter of 1999 and our property operating margins were 55% for the first quarter of 2000 and 54% for the first quarter of 1999.

  The provisions for depreciation and amortization for our lodging facilities were $15.8 million and $13.6 million for the first quarter of 2000 and 1999, respectively. These provisions were computed using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation. Depreciation and amortization for the first quarter of 2000 increased as compared to the first quarter of 1999 because we operated 38 additional facilities in 2000 and we operated for a full quarter the 29 properties that were opened in the first quarter of 1999.

 Corporate Operations

  Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. These expenses consist primarily of personnel and certain marketing costs, as well as development costs that are not directly related to a site that we will develop. We incurred corporate operating and property management expenses of $10.9 million (10% of total revenue) in the first quarter of 2000 and $10.3 million (12% of total revenue) in the first quarter of 1999. The increase in the amount of these expenses for the first quarter of 2000 as compared to the same period in 1999 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated. We expect these expenses will continue to increase in total amount but decline moderately as a percentage of revenue as we develop and operate additional facilities in the future.

  Depreciation and amortization was $326,000 for the quarter ended March 31, 2000 and $305,000 for the comparable period in 1999. These provisions were computed using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of our facilities. These assets were primarily office furniture and equipment.

  We realized $197,000 of interest income in the first quarter of 2000 and $179,000 in the first quarter of 1999. This interest income was primarily attributable to the temporary investment of funds drawn under our credit facilities. We incurred interest charges of $19.5 million during the first quarter of 2000 and $15.1 million during the first quarter of 1999. Of these amounts, $2.2 million in the first quarter of 2000 and $3.4 million in the first quarter of 1999 were capitalized and included in the cost of buildings and improvements.

  We recognized income tax expense of $7.5 million and $5.1 million (40% of income before income taxes and the cumulative effect of an accounting change, in both periods) for the first quarter of 2000 and 1999, respectively. Our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes. We expect our annualized effective income tax rate for 2000 will be approximately 40%.

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

Liquidity and Capital Resources

  We had net cash and cash equivalents of $5.5 million as of March 31, 2000 and $6.4 million as of December 31, 1999. At March 31, 2000 we had approximately $5.7 million invested and at December 31, 1999 we had approximately $45,000 invested in short-term demand notes having credit ratings of A1/P1 or the equivalent using domestic commercial banks and other financial institutions. We also deposited excess funds during these periods in an overnight sweep account with a commercial bank which in turn invested these funds in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, we did not take possession of the securities, which were instead held by the financial institutions. The market value of the securities held pursuant to these arrangements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

  Our operating activities generated cash of $30.6 million during the three months ended March 31, 2000 and $8.1 million during the three months ended March 31, 1999.

  We used $56.4 million to acquire land and develop and furnish a total of 30 sites opened or under construction in the three months ended March 31, 2000 and $93.4 million for 58 sites in the three months ended March 31, 1999.

  Our cost to develop a property varies significantly by brand and by geographic location due to differences in land and labor costs. Similarly, the average weekly rate charged and the resultant cash flow from these properties will vary significantly but generally are expected to be in proportion to the development costs. For the 329 properties we opened from January 1, 1996 through December 31, 1999, the average development cost was approximately $5.3 million with an average of 107 rooms. In 2000, we expect to open a number of properties in the Northeast and West where average development costs are higher. Accordingly, we expect our average development cost for 2000 to increase to approximately $8.3 million per property.

  We made open market repurchases of 567,800 shares of common stock for approximately $4.0 million in the three months ended March 31, 2000.

  In addition to our $200 million 9.15% Senior Subordinated Notes due 2008 (the "Notes"), we have an $800 million credit facility (the "Credit Facility") which provides for a $350 million revolving loan facility (the "Revolving Facility"), a $150 million term loan facility (the "Tranche A Facility"), a $198 million (net of scheduled principal repayments of $2 million in 1999) term loan facility (the "Tranche B Facility"), and a $100 million term loan facility (the "Tranche C Facility"). Loans under the Credit Facility bear interest, at our option, at either a variable prime-based rate or a variable LIBOR-based rate, plus an applicable margin. As of March 31, 2000, we had outstanding loans of $237 million under the Revolving Facility and $448 million under the term loans, leaving $113 million available and committed under the Credit Facility. Availability of the Revolving Facility is dependent, however, upon us satisfying certain financial ratios of debt and interest compared to earnings before interest, taxes, depreciation, and amortization, with these amounts being calculated pursuant to definitions contained in the Credit Facility.

  Our primary market risk exposures result from the variable nature of the interest rates on borrowings under the Credit Facility. We entered into the Credit Facility for purposes other than trading. We do not own derivative financial instruments or derivative commodity instruments. Based on the levels of borrowings under the Credit Facility at March 31, 2000, if interest rates changed by 1.0%, our annual cash flow and net income would change by $4.1 million. We manage our market risk exposures by periodic evaluation of such exposures relative to the costs of reducing the exposures by entering into interest rate swaps or by refinancing the underlying obligations with longer term fixed rate debt obligations.

  We plan to develop approximately 30 properties with total costs of approximately $250 million in 2000. We had commitments not reflected in our financial statements at March 31, 2000 totaling approximately $100 million to complete construction of those properties. We believe that the remaining availability under the Credit Facility, together with cash on hand and cash flows from operations, will provide sufficient funds to continue our expansion as presently planned and to fund our operating expenses through 2000. We may need additional capital depending on a number of factors, including the number of properties we construct or acquire, the timing of that development, and the cash flow generated by our properties. Also, if capital markets provide favorable opportunities, our plans or assumptions change or prove to be inaccurate, our existing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions, we may seek additional capital sooner than currently anticipated. In the event we obtain additional capital, we may seek to increase property openings in future years. Sources of capital may include public or private debt or equity financing. We cannot assure you that we will be able to obtain additional financing on acceptable terms, if at all. Our failure to raise additional capital could result in the delay or abandonment of some or all of our development and expansion plans, and could have a material adverse effect on us.

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

                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-k

(a)      Exhibits

       Exhibit
       Number                    Description of Exhibit
       ------                    ----------------------
       27.1          Financial Data Schedule (for EDGAR filings only)


(b)    Reports on Form 8-K

       None

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2000.


                                   EXTENDED STAY AMERICA, INC.

                                     /s/ Gregory R. Moxley
                                   --------------------------------------------
                                          Gregory R. Moxley
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                     /s/ Patricia K. Tatham
                                   --------------------------------------------
                                          Patricia K. Tatham
                                          Vice President - Corporate Controller
                                          (Principal Accounting Officer)