Form 10-Q
period 2000-06-30
EXTENDED STAY AMERICA INC
filed 2000-08-14
CIK 1002579

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ______________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2000


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

  At August 8, 2000, the registrant had issued and outstanding an aggregate of 95,210,619 shares of Common Stock.

                                    PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                          EXTENDED STAY AMERICA, INC.

               Condensed Consolidated Balance Sheets (Unaudited)
                       (In thousands, except share data)

                       ASSETS
                       ------
                                                        June 30,    December 31,
                                                          2000         1999(1)
                                                       -----------  ------------
Current assets:
  Cash and cash equivalents..........................   $   10,066   $    6,449
  Accounts receivable................................        7,443        6,094
  Prepaid expenses...................................        8,955        2,810
  Deferred income taxes..............................       37,004       39,053
  Other current assets...............................           27           27
                                                        ----------   ----------
        Total current assets.........................       63,495       54,433
Property and equipment, net..........................    1,945,194    1,856,517
Deferred loan costs, net.............................       19,506       15,746
Other assets.........................................          868          553
                                                        ----------   ----------
                                                        $2,029,063   $1,927,249
                                                        ==========   ==========


        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Accounts payable...................................   $   31,686   $   34,020
  Income taxes payable...............................                     2,888
  Accrued retainage..................................        7,284        8,834
  Accrued property taxes.............................       14,579        8,871
  Accrued salaries and related expenses..............        3,229        2,633
  Accrued interest...................................        7,046        7,059
  Other accrued expenses.............................       15,830       14,187
  Current portion of long-term debt..................        3,000        3,000
                                                        ----------   ----------
       Total current liabilities.....................       82,654       81,492
                                                        ----------   ----------
Deferred income taxes................................       89,713       77,167
                                                        ----------   ----------
Long-term debt.......................................      917,000      853,000
                                                        ----------   ----------

Commitments

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
   authorized; no shares issued and outstanding......
  Common stock, $.01 par value, 500,000,000 shares
   authorized; 94,933,974 and 95,996,884 shares
   issued and outstanding, respectively..............          950          960
  Additional paid-in capital.........................      820,310      828,724
  Retained earnings..................................      118,436       85,906
                                                        ----------   ----------
       Total stockholders' equity....................      939,696      915,590
                                                        ----------   ----------
                                                        $2,029,063   $1,927,249
                                                        ==========   ==========

---------------------
(1)  Derived from audited financial statements

    See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

            Condensed Consolidated Statements of Income (Unaudited)
                     (In thousands, except per share data)


                                                             Three Months Ended    Six Months Ended
                                                             -------------------  -------------------
                                                             June 30,  June 30,   June 30,  June 30,
                                                               2000      1999       2000      1999
                                                             --------  --------   --------  --------
Revenue....................................................  $133,236  $106,487   $247,176  $195,906

Property operating expenses................................    51,972    44,053    102,903    85,046
Corporate operating and property
  management expenses........................................  11,070    10,448     21,983    20,746
Reduction in valuation allowance...........................              (1,079)              (1,079)
Depreciation and amortization..............................    16,357    14,903     32,507    28,827
                                                             --------  --------   --------  --------
     Total costs and expenses..............................    79,399    68,325    157,393   133,540
                                                             --------  --------   --------  --------
Income from operations before interest, income taxes and
  cumulative effect of accounting change...................    53,837    38,162     89,783    62,366

Interest expense, net......................................    18,420    13,817     35,564    25,268
                                                             --------  --------   --------  --------
Income before income taxes and cumulative effect of
  accounting change.......................................     35,417    24,345     54,219    37,098

Provision for income taxes.................................    14,168     9,739     21,689    14,840
                                                             --------  --------   --------  --------
Net income before cumulative effect of accounting change...    21,249    14,606     32,530    22,258

Cumulative effect of change in accounting for start-up
  activities, net of income tax benefit of $520............                                      779
                                                             --------  --------   --------  --------
Net income.................................................  $ 21,249  $ 14,606   $ 32,530  $ 21,479
                                                             ========  ========   ========  ========

Net income per common share - Basic and Diluted:
  Net income before cumulative effect of accounting change.  $   0.22  $   0.15   $   0.34  $   0.23
  Cumulative effect of accounting change...................                                    (0.01)
                                                             --------  --------   --------  --------
  Net income...............................................  $   0.22  $   0.15   $   0.34  $   0.22
                                                             ========  ========   ========  ========

Weighted average shares:
  Basic....................................................    95,232    96,278     95,432    96,127
  Effect of dilutive options...............................       677     1,005        502       811
                                                             --------  --------   --------  --------
  Diluted..................................................    95,909    97,283     95,934    96,938
                                                             ========  ========   ========  ========


    See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (In thousands)


                                                                          Six Months Ended
                                                                       ----------------------
                                                                       June 30,    June 30,
                                                                         2000        1999
                                                                       ---------   ---------
Cash flows from operating activities:
 Net income..........................................................  $  32,530   $  21,479
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.....................................     32,507      28,827
   Amortization of deferred loan costs included in interest expense..      2,033       1,930
   Deferred income taxes.............................................     14,595       8,877
   Cumulative effect of accounting change, net.......................                    779
   Changes in operating assets and liabilities.......................        195     (14,105)
                                                                       ---------   ---------
        Net cash provided by operating activities....................     81,860      47,787
                                                                       ---------   ---------
Cash flows from investing activities:
 Additions to property and equipment.................................   (127,652)   (181,091)
 Other assets........................................................       (315)         85
                                                                       ---------   ---------
        Net cash used in investing activities........................   (127,967)   (181,006)
                                                                       ---------   ---------
Cash flows from financing activities:
 Proceeds from long-term debt........................................    283,000     285,000
 Repayments of revolving credit facility.............................   (219,000)   (150,000)
 Proceeds from issuance of common stock..............................         70       5,410
 Repurchases of Company common stock.................................     (8,574)
 Additions to deferred loan costs....................................     (5,772)        (21)
                                                                       ---------   ---------
        Net cash provided by financing activities....................     49,724     140,389
                                                                       ---------   ---------
Increase in cash and cash equivalents................................      3,617       7,170
Cash and cash equivalents at beginning of period.....................      6,449         623
                                                                       ---------   ---------
Cash and cash equivalents at end of period...........................  $  10,066   $   7,793
                                                                       =========   =========

Noncash investing and financing transactions:
 Capitalized or deferred items included in accounts payable
  and accrued liabilities............................................  $  22,485   $  29,491
                                                                       =========   =========

Supplemental cash flow disclosures:
 Cash paid for:
  Income taxes.......................................................  $  14,661   $  12,414
                                                                       =========   =========
  Interest expense, net of amounts capitalized.......................  $  33,881   $  23,598
                                                                       =========   =========


    See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000


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

Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Derivative Financial Instruments: The Company does not enter into financial instruments for trading or speculative purposes. The Company uses interest rate cap contracts to hedge its exposure on variable rate debt. The cost of the caps is included in prepaid expenses and is amortized to interest expense over the life of the cap contract. The interest differential to be received under the related cap is recognized as a reduction in interest expense in the period earned. Changes in the fair value of cap contracts that do not qualify as hedges are recognized in income when they occur.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended in June 2000 by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to FASB Statement No. 133." SFAS No. 133, as amended, requires all derivatives to be carried on the balance sheet at fair value. SFAS No. 133, as amended, is effective for financial statements issued for periods beginning after December 15, 2000. Upon adoption of SFAS No. 133, as amended, all hedging relationships must be designated and documented pursuant to the provisions of the statement. The Company intends to designate its interest cap contracts as cash-flow hedges. Accordingly, the difference, net of taxes, between the fair value of the caps and their carrying value on the balance sheet under previous hedge-accounting rules will be charged to other comprehensive income in stockholders' equity. The Company is in the process of evaluating the impact of SFAS No. 133 on the financial statements; however, it is not anticipated that adoption will have a material impact or that it will create a violation of the Company's debt covenant agreements. At June 30, 2000, the fair value of the caps was $535,000 and their carrying value was $1.3 million.

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

For the six months ended June 30, 2000 and 1999, the computation of diluted earnings per share does not include approximately 12,805,000 and 8,098,000 weighted average shares, respectively, of common stock represented by outstanding options because the exercise price of the options was greater than the average market price of common stock during the period.

Certain previously reported amounts have been reclassified to conform with the current period's presentation.


NOTE 2--PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                           (000's Omitted)
                                                                       June 30,       December 31,
                                                                         2000             1999
                                                                   ---------------    ------------
 Operating Facilities:
  Land and improvements.........................................      $  456,591       $  425,098
  Buildings and improvements....................................       1,266,117        1,194,789
  Furniture, fixtures, equipment and supplies...................         247,952          237,218
                                                                      ----------       ----------
   Total Operating Facilities...................................       1,970,660        1,857,105
 Office furniture, fixtures and equipment.......................           8,169            8,270
 Facilities under development, including land and improvements..         130,285          122,611
                                                                      ----------       ----------
                                                                       2,109,114        1,987,986
 Less:  Accumulated depreciation................................        (163,920)        (131,469)
                                                                      ----------       ----------
Total property and equipment....................................      $1,945,194       $1,856,517
                                                                      ==========       ==========

NOTE 3--LONG-TERM DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS

In June 2000, the Company increased availability under it's bank credit facility from $800 million to $1 billion with the addition of a $200 million Tranche D term loan that matures on June 30, 2007. The proceeds from the new term loan were used to reduce amounts outstanding under the Company's revolving loan facility.

In addition to increasing aggregate borrowings and availability under the credit facility from $800 million to $1 billion, certain other terms of the credit facility were modified in connection with an amendment and restatement of the credit facility. The credit facility was amended to allow the Company to purchase up to an additional $75 million of its common stock and/or subordinated notes, with a sub-limit of $25 million for the subordinated notes. The credit facility was also amended to expand the Company's ability to issue its common stock to effect certain investments. In addition, certain conditions to each borrowing of revolving loans were eliminated and the permitted ratio of senior debt to earnings before interest, taxes, depreciation and amortization was increased to 4.25:1.00 through September 2001 and to 4.00:1.00 thereafter.

Interest on the new Tranche D term loan will be calculated, at the Company's option, using either the prime rate plus 2.5% or the LIBOR rate plus 3.5%. In connection with the issuance of the new Tranche D term loan and the amendments discussed above, the interest rate on the revolving loans and the Tranche A term loan, which previously varied based on the amount of loans outstanding relative to earnings before interest, taxes, depreciation and amortization, are now calculated, at the Company's option, using either the prime rate plus 1.0% or the LIBOR rate plus 2.0%. The commitment fee on the unused revolving loan capacity is 0.5% per annum on the unused amount.

In connection with these revisions to the credit facility, the Company has also acquired interest rate cap contracts with a financial institution that limit the Company's exposure to future increases in the LIBOR rate. These contracts relate to a total of $800 million and limit the Company's exposure to a maximum LIBOR rate of 7.88%
from June 16, 2000 through June 16, 2001 and to a maximum LIBOR rate of 8.88% from June 17, 2001 through June 16, 2002.


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

During the quarter ended June 30, 1999, we repositioned 14 StudioPLUS properties as EXTENDED STAY properties. All operating statistics reflect the repositioning of these properties as EXTENDED STAY properties for the entire periods presented. The table below provides a summary of our selected development and operational results for the three months and six months ended June 30, 2000 and 1999.

                                              Three Months         Six Months
                                             Ended June 30,      Ended June 30,
                                             --------------      --------------
                                             2000      1999      2000      1999
                                             ----      ----      ----      ----
Total Facilities Open (at period end).....    378       347       378       347
Total Facilities Opened...................      6        13        16        42
Average Occupancy Rate....................     83%       76%       78%       73%
Average Weekly Room Rate..................   $302      $294      $301      $289

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

At June 30, 2000, we had 378 operating facilities (39 Crossland, 248 EXTENDED STAY, and 91 StudioPLUS) and had 23 facilities under construction (20 EXTENDED STAY and 3 StudioPLUS). We expect to complete the construction of the facilities currently under construction generally within the next twelve months, however, we cannot assure you that we will complete construction within the time periods we have historically experienced. Our ability to complete construction may be materially impacted by various factors including final permitting and obtaining certificates of occupancy, as well as weather-induced construction delays.

Results of Operations

 For the Three Months Ended June 30, 2000 and 1999

 Property Operations

The following is a summary of the number of properties in operation at the end of each period along with the related average occupancy rates and average weekly room rates during each period:

                                                  For the Three Months Ended
                       --------------------------------------------------------------------------------
                                    June 30, 2000                             June 30, 1999
                       --------------------------------------    --------------------------------------
                                      Average       Average                     Average       Average
                       Facilities    Occupancy    Weekly Room    Facilities    Occupancy    Weekly Room
                          Open          Rate         Rate           Open          Rate         Rate
                       ----------    ---------    -----------    ----------    ---------    -----------
Crossland............      39            82%         $213            39            68%         $213
EXTENDED STAY........     248            84           308           222            78           297
StudioPLUS...........      91            82           342            86            74           339
                          ---            --          ----           ---            --          ----
  Total..............     378            83%         $302           347            76%         $294
                          ===            ==          ====           ===            ==          ====

Because newly opened properties typically experience lower occupancies during their pre-stabilization period, average occupancy rates are impacted by the ratio of newly opened properties to total properties. Each of our brands experienced a decline in the ratio of newly opened properties to total properties for the second quarter of 2000 as compared to the second quarter of 1999. The impact of this decline in the ratio of newly opened properties, along with increases in occupancy at our mature properties, resulted in an increase in our overall average occupancy rate to 83% for the second quarter of 2000 compared to 76% for the second quarter of 1999. The average occupancy rate in the second quarter of 2000 for the 334 properties we owned and operated as of March 31, 1999 was 84%. Similarly, the average occupancy rate in the second quarter of 1999 for the 218 properties we owned and operated as of March 31, 1998 was 80%. We believe that the increase in the average occupancy rate for properties open for at least one year at the beginning of the quarter of each year reflects, primarily, increases in the overall demand for lodging products in the various markets in which we operate. In addition, we believe that our occupancies benefited from a strategy implemented at the beginning of 2000 to establish a more competitive pricing structure for our products.

The increase in overall average weekly room rates for the second quarter of 2000 compared to the second quarter of 1999 reflects primarily the geographic dispersion of properties opened since June 30, 1999 and the higher standard weekly room rates in certain of those markets. The increase also is due in part to increases in rates charged in previously opened properties. The average weekly room rate for the 334 properties that we owned and operated throughout both periods increased by less than 1% in the second quarter of 2000. We believe that the average weekly room rate for these properties was impacted by a strategy implemented at the beginning of 2000 to establish a more competitive pricing structure. We believe that this pricing strategy contributed to an increase in the occupancy at these properties.

We recognized total revenue of $133.2 million for the second quarter of 2000 and $106.5 million for the second quarter of 1999. This is an increase of $26.7 million, or 25%. Approximately $15.7 million of the increased revenue was attributable to properties opened subsequent to March 31, 1999 and approximately $11.0 million was attributable to an increase in revenue for the 334 properties that we owned and operated throughout both periods.

Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating and property management expenses, depreciation, or interest were $52.0 million (39% of total revenue) for the second quarter of 2000, compared to $44.1 million (41% of total revenue) for the second quarter of 1999. We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to occupancy rate increases or decreases because the majority of these expenses do not vary based on occupancy. Our overall occupancy rates were 83% for the second quarter of 2000 and 76% for the second quarter of 1999 and our property operating margins were 61% for the second quarter of 2000 and 59% for the second quarter of 1999.

The provisions for depreciation and amortization for our lodging facilities were $16.0 million for the second quarter of 2000 and $14.6 million for the second quarter of 1999. These provisions were computed using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation. Depreciation and amortization for the second quarter of 2000 increased as compared to the second quarter of 1999 because we operated 31 additional facilities in 2000 and we operated for a full quarter the 13 properties that were opened in the second quarter of 1999.

  Corporate Operations

Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. These expenses consist primarily of personnel and certain marketing costs, as well as development costs that are not directly related to a site that we will develop. We incurred corporate operating and property management expenses of $11.1 million (8% of total revenue) in the second quarter of 2000 and $10.4 million (10% of total revenue) in the second quarter of 1999. The increase in the amount of these expenses for the second quarter of 2000 as compared to the same period in 1999 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated. We expect these expenses will continue to increase in total amount but decline moderately as a percentage of revenue as we develop and operate additional facilities in the future.

Depreciation and amortization was $316,000 for the quarter ended June 30, 2000 and $337,000 for the comparable period in 1999. These provisions were computed using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of our facilities. These assets were primarily office furniture and equipment.

We realized $139,000 of interest income in the second quarter of 2000 and $222,000 in the second quarter of 1999. This interest income was primarily attributable to the temporary investment of funds drawn under our credit facilities. We incurred interest charges of $20.9 million during the second quarter of 2000 and $16.4 million in the second quarter of 1999. Of these amounts, $2.3 million in the second quarter of 2000 and $2.4 million in the second quarter of 1999 were capitalized and included in the cost of buildings and improvements.

We recognized income tax expense of $14.2 million and $9.7 million (40% of income before income taxes and the cumulative effect of an accounting change, in both periods) for the second quarter of 2000 and 1999, respectively. Our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes. We expect our annualized effective income tax rate for 2000 will be approximately 40%.

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

 For the Six Months Ended June 30, 2000 and 1999

 Property Operations

The following is a summary of the properties in operation at the end of each period along with the related average occupancy rates and average weekly room rates during each period:

                                                   For the Six Months Ended
                       --------------------------------------------------------------------------------
                                    June 30, 2000                             June 30, 1999
                       --------------------------------------    --------------------------------------
                                      Average       Average                     Average       Average
                       Facilities    Occupancy    Weekly Room    Facilities    Occupancy    Weekly Room
                          Open          Rate         Rate           Open          Rate         Rate
                       ----------    ---------    -----------    ----------    ---------    -----------
Crossland............      39            78%         $213            39            65%         $209
EXTENDED STAY........     248            79           307           222            75           293
StudioPLUS...........      91            78           341            86            72           332
                          ---            --          ----           ---            --          ----
  Total..............     378            78%         $301           347            73%         $289
                          ===            ==          ====           ===            ==          ====

Average occupancy rates for each of the brands increased for the six-month period ended June 30, 2000 as compared to the same period in 1999 primarily due to a decrease in the ratio of newly opened properties to total properties for those brands. In addition, we believe that our occupancies have benefited from a strategy implemented at the beginning of 2000 to establish a more competitive pricing structure for our products. The average occupancy rate in the six months ended June 30, 2000 for the 305 properties that we owned and operated as of December 31, 1998 was 79%.

The increase in average weekly room rates for the six months ended June 30, 2000 as compared to the same period of 1999 reflects primarily the geographic dispersion of properties opened since June 30, 1999 and the higher standard weekly room rates in certain of those markets. The increase also is due in part to increases in rates charged at previously opened properties. The average weekly room rate for the 305 properties that we owned and operated throughout both periods increased 1% in the first six months of 2000. We believe that the average weekly room rate for these properties was impacted by a strategy implemented at the beginning of 2000 to establish a more competitive pricing structure. We believe that this pricing strategy contributed to an increase in the occupancy at these properties.

We recognized total revenue of $247.2 million for the six months ended June 30, 2000 and $195.9 million for the six months ended June 30, 1999. This is an increase of $51.3 million, or 26%. Approximately $37.6 million of the increased revenue was attributable to properties opened subsequent to December 31, 1998 and approximately $13.7 million was attributable to an increase in revenue for the 305 properties that we owned and operated throughout both periods.

Property operating expenses for the six months ended June 30, 2000 were $102.9 million (42% of total revenue) compared to $85.0 million (43% of total revenue) for the six months ended June 30, 1999. The decrease in property operating expenses as a percentage of total revenue for the six months ended June 30, 2000 as compared to the same period of 1999 was primarily a result of improved occupancies and revenues for the facilities that were in their pre-stabilization periods during the first six months of 1999. Operating expenses as a percentage of revenue generally decline as a newly-opened property increases its occupancy and revenue because the majority of these expenses do not vary based on occupancy. As a result of the foregoing, we realized property operating margins of 58% for the six months ended June 30, 2000 and 57% for the six months ended June 30, 1999.

The provisions for depreciation and amortization for our lodging facilities were $31.9 million for the six months ended June 30, 2000 and $28.2 million for the six months ended June 30, 1999. The increase in depreciation and amortization for the six months ended June 30, 2000 as compared to the same period in 1999 is due to the operation of 31 additional facilities in 2000 and we operated for a full six months the 42 properties that were opened in the first six months of 1999.

  Corporate Operations

We incurred corporate operating and property management expenses of $22.0 million (9% of total revenue) in the six months ended June 30, 2000 and $20.7 million (11% of total revenue) in the six months ended June 30, 1999. The increase in the amount of these expenses for the six-month period ended June 30, 2000 as compared to the same period in 1999 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated. We expect these expenses will continue to increase in total amount but decline moderately as a percentage of revenue as we develop and operate additional facilities in the future.

Depreciation and amortization for assets not directly related to operation of our facilities was $641,000 for the six months ended June 30, 2000 and $642,000 for the six months ended June 30, 1999.

We realized $336,000 of interest income in the six months ended June 30, 2000 and $400,000 in the six months ended June 30, 1999. This interest income was attributable to the temporary investment of funds drawn under our credit facilities. We incurred interest charges of $40.4 million in the six months ended June 30, 2000 and $31.5 million in the six months ended June 30, 1999. Of these amounts, $4.5 million in the six months ended June 30, 2000 and $5.9 million in the six months ended June 30, 1999 were capitalized and included in the cost of buildings and improvements.

We recognized income tax expense of $21.7 million for the six-month period ended June 30, 2000 and $14.8 million for the six-month period ended June 30, 1999 (40% of income before income taxes and the cumulative effect of an accounting change, in both periods). Income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes.

  Cumulative Effect of a Change in Accounting

Pursuant to the Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" issued by the Accounting Standards Executive Committee, effective January 1, 1999, we changed our method of accounting for start-up activities, including pre-opening and organizational costs to expense them as they are incurred. Accordingly, we recorded an expense of $779,000, net of income tax benefit of $520,000, as the cumulative effect of this change in accounting.

Liquidity and Capital Resources

We had net cash and cash equivalents of $10.1 million as of June 30, 2000 and $6.4 million as of December 31, 1999. At June 30, 2000 we had approximately $10.1 million, and at December 31, 1999 we had approximately $45,000, invested in short-term demand notes having credit ratings of A1/P1 or the equivalent using domestic commercial banks and other financial institutions. We also deposited excess funds during these periods in an overnight sweep account with a commercial bank which in turn invested these funds in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, we did not take possession of the securities, which were instead held by the financial institutions. The market value of the securities held pursuant to these arrangements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

Our operating activities generated cash of $81.9 million during the six months ended June 30, 2000 and $47.8 million during the six months ended June 30, 1999.

We used $127.7 million to acquire land, develop, or furnish a total of 39 sites opened or under construction in the six months ended June 30, 2000 and $181.1 million for 65 sites in the six months ended June 30, 1999.

Our cost to develop a property varies significantly by brand and by geographic location due to differences in land and labor costs. Similarly, the average weekly rate charged and the resultant cash flow from these properties will vary significantly but generally are expected to be in proportion to the development costs. For the 329 properties we opened from January 1, 1996 through December 31, 1999, the average development cost was approximately $5.3 million with an average of 107 rooms. In 2000, we expect to open a number of properties in the

Northeast and West where average development costs are higher. Accordingly, we expect our average development cost for 2000 to increase to approximately $8.4 million per property.

We made open market repurchases of 1,092,400 shares of common stock for approximately $8.6 million in the six months ended June 30, 2000. We received net proceeds from the exercise of options to purchase common stock totaling $70,000 in the six months ended June 30, 2000 and $5.4 million in the six months ended June 30, 1999.

We have $200 million of 9.15% Senior Subordinated Notes due 2008 (the "Notes"). In June 2000, we increased availability under our bank credit facility from $800 million to $1.0 billion with the addition of a $200 million Tranche D term loan that matures on June 30, 2007. The amended $1.0 billion credit facility (the "Credit Facility") provides for a $350 million revolving loan facility (the "Revolving Facility"), a $150 million term loan facility (the "Tranche A Facility"), a $198 million (net of scheduled principal repayments of $2 million in 1999) term loan facility (the "Tranche B Facility"), a $100 million term loan facility (the "Tranche C Facility"), and a $200 million term loan facility (the "Tranche D Facility"). The proceeds from the Tranche D Facility were used to reduce amounts outstanding under the Revolving Facility. As of June 30, 2000, we had outstanding loans of $72 million under the Revolving Facility and $648 million under the term loans, leaving $278 million available and committed under the Credit Facility.

In addition to increasing aggregate borrowings and availability under the Credit Facility from $800 million to $1.0 billion, certain other terms of the Credit Facility were modified in connection with an amendment and restatement of the Credit Facility. The Credit Facility was amended to allow us to purchase up to an additional $75 million of our common stock and/or subordinated notes, with a sub-limit of $25 million for the subordinated notes. The Credit Facility also was amended to expand our ability to issue common stock to effect certain investments. In addition, certain conditions to borrowings of revolving loans were eliminated and the permitted ratio of senior debt to earnings before interest, taxes, depreciation, and amortization was increased to 4.25:1.00 through September 2001 and to 4.00:1.00 thereafter.

Loans under the Credit Facility bear interest, at our option, at either a variable prime-based rate or a variable LIBOR-based rate, plus an applicable margin. Interest rates on the Tranche B Facility and Tranche C Facility were not affected by the amendment. Interest on the Tranche D Facility is calculated, at our option, using either the prime rate plus 2.5% or the LIBOR rate plus 3.5%. In connection with the issuance of the new Tranche D Facility and the amendments discussed above, the interest rate on loans under the Revolving Facility and the Tranche A Facility, which previously varied based on the amount of loans outstanding relative to earnings before interest, taxes, depreciation, and amortization, are now calculated, at our option, using either the prime rate plus 1.0% or the LIBOR rate plus 2.0%. The commitment fee on the unused revolving loan capacity is 0.5% per annum on the unused amount.

Our primary market risk exposures result from the variable nature of the interest rates on borrowings under the Credit Facility. We entered into the Credit Facility for purposes other than trading. Based on the levels of borrowings under the Credit Facility at June 30, 2000, if interest rates changed by 1.0%, our annual cash flow and net income would change by $4.3 million. We manage our market risk exposures by periodic evaluation of such exposures relative to the costs of reducing the exposures by entering into interest rate swap or cap agreements or by refinancing the underlying obligations with longer term fixed rate debt obligations. We do not own derivative financial instruments or derivative commodity instruments other than interest rate cap contracts on a total of $800 million that limit our exposure to LIBOR increases to a maximum LIBOR rate of 7.88% from June 16, 2000 through June 16, 2001 and to a maximum LIBOR rate of 8.88% from June 17, 2001 through June 16, 2002. At June 30, 2000 the fair value of the interest cap contracts was $535,000 and their carrying value was $1.3 million.

We plan to develop approximately 30 properties with total costs of approximately $250 million in 2000. We had commitments not reflected in our financial statements at June 30, 2000 totaling approximately $125 million to complete construction of extended stay properties. We believe that the remaining availability under the Credit Facility, together with cash on hand and cash flows from operations, will provide sufficient funds to continue our expansion as presently planned and to fund our operating expenses through 2001. We may need additional capital depending on a number of factors, including the number of properties we construct or acquire, the timing of that development, and the cash flow generated by our properties. Also, if capital markets provide favorable opportunities, our plans or assumptions change or prove to be inaccurate, our existing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions, we may seek additional capital sooner than currently anticipated. In the event we obtain additional capital, we may seek to increase property openings in future years. Sources of capital may include public or private debt or equity financing. We cannot assure you that we will be able to obtain additional financing on acceptable terms, if at all. Our failure to raise additional capital could result in the delay or abandonment of some or all of our development and expansion plans, and could have a material adverse effect on us.

New Accounting Releases

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended in June 2000 by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to FASB Statement No. 133." SFAS No. 133, as amended, requires all derivatives to be carried on our balance sheet at fair value. SFAS No. 133, as amended, is effective for financial statements issued for periods beginning after December 15, 2000. Upon adoption of SFAS No. 133, as amended, all hedging relationships must be designated and documented pursuant to the provisions of the statement. We intend to designate our interest cap contracts as cash-flow hedges. Accordingly, the difference, net of taxes, between the fair value of the caps and their carrying value on our balance sheet under previous hedge-accounting rules will be charged to other comprehensive income in stockholders' equity. We are in the process of evaluating the impact of SFAS No. 133 on our financial statements; however, we do not anticipate that adoption will have a material impact or that it will create a violation of our debt covenant agreements. At June 30, 2000, the fair value of the interest cap contracts was $535,000 and their carrying value was $1.3 million.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

                                    PART II

                               OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following summarizes the votes of the Annual Meeting of the Company's stockholders held on May 2, 2000:

                   Matter                         For       Against    Abstain   Non-Vote  Shares Voted
                   ------                         ---       -------    -------   --------  ------------
Election of Directors:
H. Wayne Huizenga............................  87,065,941         --    370,076        --    87,436,017
George D. Johnson, Jr........................  82,898,238         --  4,537,779        --    87,436,017
Donald F. Flynn..............................  86,620,803         --    815,214        --    87,436,017
Stewart H. Johnson...........................  87,049,015         --    387,002        --    87,436,017
John J. Melk.................................  86,613,953         --    822,064        --    87,436,017
Peer Pedersen................................  87,233,673         --    202,344        --    87,436,017

Ratification of the appointment of
PricewaterhouseCoopers LLP as
Independent Auditors for the
Company for 2000.............................  87,396,656     13,890     25,471        --    87,436,017

Approve the Extended Stay America, Inc.
Amended and Restated 1995 Stock Option Plan
for Non-Employee Directors...................  84,318,746  3,058,721     58,550        --    87,436,017

Item 6.  Exhibits and Reports on Form 8-k

(a)  Exhibits

     Exhibit
      Number                    Description of Exhibit
     -------                    ----------------------

      10.1 Aircraft Dry Lease dated April 1, 2000 by and between Wyoming Associates, Inc. and ESA Services, Inc. for the Learjet 55; (Serial No. 132) N122SU

      10.2 Aircraft Dry Lease dated April 1, 2000 by and between Wyoming Associates, Inc. and ESA Services, Inc. for the Challenger; (Serial No. 3042) N333GJ

      10.3 Sublease between Wyoming Associates, Inc. and ESA Services, Inc. for hangar space for the Challenger in Spartanburg, South Carolina

      10.4 Time Sharing Agreement, dated as of April 2, 2000, by and between ESA Services, Inc. and George Dean Johnson, Jr. for the Learjet 55; (Serial No. 132) N122SU

      10.5 Time Sharing Agreement, dated as of April 2, 2000, by and between ESA Services, Inc. and Advance America Cash Advance Centers, Inc. for the Challenger; (Serial No. 3042) N333GJ

      10.6 Time Sharing Agreement, dated as of March 29, 2000, by and between Advance America Cash Advance Centers, Inc. and ESA Services, Inc. for the Learjet 31; (Serial No. 99) N1932K

     10.7 Time Sharing Agreement, dated as of March 29, 2000, by and between Advance America Cash Advance Centers, Inc. and ESA Services, Inc. for the Learjet 35; (Serial No. 332) N543WW

     10.8 Time Sharing Agreement, dated as of April 1, 2000, by and between ESA Services, Inc. and George Dean Johnson, Jr. for the Challenger; (Serial No. 3042) N333GJ

     10.9 Extended Stay America, Inc. Amended and Restated 1995 Stock Option Plan for Non-Employee Directors

     10.10 Amended and Restated Credit Agreement, dated as of June 7, 2000, by and between Extended Stay America, Inc., various banks, Morgan Stanley Senior Funding, Inc., and The Industrial Bank of Japan, Limited.

     27     Financial Data Schedule (for EDGAR filings only)

(b)  Reports on Form 8-K

     None

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2000.


                                 EXTENDED STAY AMERICA, INC.


                                 /s/ Gregory R. Moxley
                                 ---------------------
                                     Gregory R. Moxley
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                                 /s/ Patricia K. Tatham
                                 ------------------------
                                     Patricia K. Tatham
                                     Vice President--Corporate Controller
                                     (Principal Accounting Officer)