Form 10-Q
period 2000-09-30
EXTENDED STAY AMERICA INC
filed 2000-11-14
CIK 1002579

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ______________

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 2000

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

Yes X  No
   ---   ----

     At November 3, 2000, the registrant had issued and outstanding an aggregate of 95,352,454 shares of Common Stock.

                                    PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                          EXTENDED STAY AMERICA, INC.

               Condensed Consolidated Balance Sheets (Unaudited)
                       (In thousands, except share data)


                                       ASSETS
                                       ------
                                                                                        September 30,  December 31,
                                                                                            2000          1999(1)
                                                                                        -------------  ------------
Current assets:
 Cash and cash equivalents............................................................  $    8,490     $    6,449
 Accounts receivable..................................................................       7,880          6,094
 Prepaid expenses.....................................................................       2,900          2,810
 Deferred income taxes................................................................      49,850         39,053
 Other current assets.................................................................          27             27
                                                                                        ----------     ----------
     Total current assets.............................................................      69,147         54,433
Property and equipment, net...........................................................   1,987,161      1,856,517
Deferred loan costs, net..............................................................      18,203         15,746
Other assets..........................................................................         792            553
                                                                                        ----------     ----------
                                                                                        $2,075,303     $1,927,249
                                                                                        ==========     ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Current liabilities:
 Accounts payable.....................................................................  $   32,592     $   34,020
 Income taxes payable.................................................................      10,900          2,888
 Accrued retainage....................................................................       8,640          8,834
 Accrued property taxes...............................................................      15,997          8,871
 Accrued salaries and related expenses................................................       5,075          2,633
 Accrued interest.....................................................................       2,071          7,059
 Other accrued expenses...............................................................      16,686         14,187
 Current portion of long-term debt....................................................       3,000          3,000
                                                                                        ----------     ----------
     Total current liabilities........................................................      94,961         81,492
                                                                                        ----------     ----------
Deferred income taxes.................................................................      95,561         77,167
                                                                                        ----------     ----------
Long-term debt........................................................................     917,000        853,000
                                                                                        ----------     ----------

Commitments

Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding........................................................................
 Common stock, $.01 par value, 500,000,000 shares authorized, 95,456,578 and
   95,996,884 shares issued and outstanding, respectively.............................         955            960
 Additional paid-in capital...........................................................     825,659        828,724
 Retained earnings....................................................................     141,167         85,906
                                                                                        ----------     ----------
Total stockholders' equity............................................................     967,781        915,590
                                                                                        ----------     ----------
                                                                                        $2,075,303     $1,927,249
                                                                                        ==========     ==========

-------------------
(1)  Derived from audited financial statements


     See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

            Condensed Consolidated Statements of Income (Unaudited)
                     (In thousands, except per share data)


                                                                      Three Months Ended            Nine Months Ended
                                                                 ----------------------------  ----------------------------
                                                                 September 30,  September 30,  September 30,  September 30,
                                                                     2000           1999           2000           1999
                                                                 -------------  -------------  -------------  -------------
Revenue........................................................       $142,162       $116,491       $389,338       $312,397
Property operating expenses....................................         56,081         48,231        158,984        133,277
Corporate operating and property
  management expenses..........................................         11,171         10,589         33,153         31,335
Increase (decrease) in valuation allowance.....................                                                      (1,079)
Depreciation and amortization..................................         16,643         15,637         49,150         44,464
                                                                      --------       --------       --------       --------
     Total costs and expenses..................................         83,895         74,457        241,287        207,997
                                                                      --------       --------       --------       --------
Income from operations before interest, income taxes and
   cumulative effect of accounting change......................         58,267         42,034        148,051        104,400
Interest expense, net..........................................         20,385         14,942         55,949         40,210
                                                                      --------       --------       --------       --------
Income before income taxes and cumulative effect of
   accounting change...........................................         37,882         27,092         92,102         64,190
Provision for income taxes.....................................         15,151         10,837         36,840         25,677
                                                                      --------       --------       --------       --------
Net income before cumulative effect of accounting change.......         22,731         16,255         55,262         38,513
Cumulative effect of change in accounting for start-up
   activities, net of income tax benefit of $520...............                                                         779
                                                                      --------       --------       --------       --------

Net income.....................................................       $ 22,731       $ 16,255       $ 55,262       $ 37,734
                                                                      ========       ========       ========       ========

Net income per common share- Basic:
     Net income before cumulative effect of accounting change..       $   0.24       $   0.17       $   0.58       $   0.40
     Cumulative effect of accounting change....................                                                       (0.01)
                                                                      --------       --------       --------       --------
Net income.....................................................       $   0.24       $   0.17       $   0.58       $   0.39
                                                                      ========       ========       ========       ========

Net income per common share- Diluted:
   Net income before cumulative effect of accounting change....       $   0.23       $   0.17       $   0.57       $   0.40
   Cumulative effect of accounting change......................                                                       (0.01)
                                                                      --------       --------       --------       --------
Net income.....................................................       $   0.23       $   0.17       $   0.57       $   0.39
                                                                      ========       ========       ========       ========

Weighted average shares:
   Basic.......................................................         95,192         96,523         95,351         96,260
   Effect of dilutive options..................................          2,164            712            971            778
                                                                      --------       --------       --------       --------
   Diluted.....................................................         97,356         97,235         96,322         97,038
                                                                      ========       ========       ========       ========



     See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (In thousands)


                                                                                  Nine Months Ended
                                                                            -----------------------------
                                                                            September 30,   September 30,
                                                                                2000             1999
                                                                            -------------   -------------
Cash flows from operating activities:
   Net income................................................................   $  55,262       $  37,734
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization........................................      49,150          44,464
        Amortization of deferred loan costs included in interest expense.....       3,428           2,894
        Deferred income taxes................................................       7,597          16,404
        Cumulative effect of accounting change, net..........................                         779
        Changes in operating assets and liabilities..........................      15,947         (12,753)
                                                                                ---------       ---------
           Net cash provided by operating activities.........................     131,384          89,522
                                                                                ---------       ---------
Cash flows from investing activities:
   Additions to property and equipment.......................................    (183,033)       (251,622)
   Other assets..............................................................        (239)            121
                                                                                ---------       ---------
           Net cash used in investing activities.............................    (183,272)       (251,501)
                                                                                ---------       ---------
Cash flows from financing activities:
   Proceeds from long-term debt..............................................     313,000         315,000
   Repayments of revolving credit facility...................................    (249,000)       (150,000)
   Proceeds from issuance of common stock....................................       4,268           5,489
   Repurchases of Company common stock.......................................      (8,578)
   Additions to deferred loan costs..........................................      (5,761)           (345)
                                                                                ---------       ---------
           Net cash provided by financing activities.........................      53,929         170,144
                                                                                ---------       ---------
Increase in cash and cash equivalents........................................       2,041           8,165
Cash and cash equivalents at beginning of period.............................       6,449             623
                                                                                ---------       ---------
Cash and cash equivalents at end of period...................................   $   8,490       $   8,788
                                                                                =========       =========
Noncash investing and financing transactions:
   Capitalized or deferred items included in accounts payable
     and accrued liabilities.................................................   $  26,053       $  26,882
                                                                                =========       =========

Supplemental cash flow disclosures:
   Cash paid for:
     Income taxes............................................................   $  19,883       $  15,402
                                                                                =========       =========
     Interest expense, net of amounts capitalized............................   $  64,942       $  42,588
                                                                                =========       =========



    See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000

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

     Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended in June 2000 by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to FASB Statement No. 133." SFAS No. 133, as amended, requires all derivatives to be carried on the balance sheet at fair value. SFAS No. 133, as amended, is effective for financial statements issued for periods beginning after December 15, 2000. Upon adoption of SFAS No. 133, as amended, all hedging relationships must be designated and documented pursuant to the provisions of the statement. The Company intends to designate its interest rate cap contracts as cash-flow hedges. Accordingly, the difference, net of taxes, between the fair value of the caps and their carrying value on the balance sheet under previous hedge-accounting rules will be charged to other comprehensive income in stockholders' equity. The Company has evaluated the impact of SFAS No. 133 on the financial statements and does not anticipate that adoption will have a material impact or that it will create a violation of the Company's debt covenant agreements. At September 30, 2000, the fair value of the caps was $130,000 and their carrying value was $1.2 million.

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

     The computation of diluted earnings per share for the three months ended September 30, 2000 and 1999 does not include approximately 3.6 million and 7.4 million weighted average shares, respectively, and for the nine months ended September 30, 2000 and 1999 does not include approximately 6.3 million and 7.9 million weighted average shares, respectively, of common stock represented by outstanding options because the exercise price of the options for the periods was greater than the average market price of common stock during the periods.

     Certain previously reported amounts have been reclassified to conform with the current period's presentation.

NOTE 2 -- PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                                            (000's Omitted)
                                                                      September 30,   December 31,
                                                                          2000            1999
                                                                      -------------   ------------
     Operating Facilities:
         Land and improvements.......................................... $  467,040     $  425,098
         Buildings and improvements.....................................  1,288,036      1,194,789
         Furniture, fixtures, equipment and supplies....................    251,637        237,218
                                                                         ----------     ----------
             Total Operating Facilities.................................  2,006,713      1,857,105
     Office furniture, fixtures and equipment...........................      8,218          8,270
     Facilities under development, including land and improvements......    152,718        122,611
                                                                         ----------     ----------
                                                                          2,167,649      1,987,986
     Less:  Accumulated depreciation....................................   (180,488)      (131,469)
                                                                         ----------     ----------
     Total property and equipment....................................... $1,987,161     $1,856,517
                                                                         ==========     ==========

NOTE 3 -- LONG - TERM DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS

     In June 2000, the Company increased availability under its bank credit facility from $800 million to $1 billion with the addition of a $200 million Tranche D term loan that matures on June 30, 2007. The proceeds from the new term loan were used to reduce amounts outstanding under the Company's revolving loan facility.

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

     The table below provides a summary of our selected development and operational results for the three months and nine months ended September 30, 2000 and 1999.

                                             Three Months            Nine Months
                                          Ended September 30,    Ended September 30,
                                         ---------------------  ---------------------
                                              2000       1999        2000       1999
                                              ----       ----        ----       ----
Total Facilities Open (at period end)..        383        356         383        356
Total Facilities Developed.............          5          9          21         51
Average Occupancy Rate.................         85%        79%         81%        75%
Average Weekly Room Rate...............      $ 307      $ 296       $ 303      $ 292

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

     At September 30, 2000, we had 383 operating facilities (39 Crossland, 252 EXTENDED STAY, and 92 StudioPLUS ) and had 23 facilities under construction (21 EXTENDED STAY and 2 StudioPLUS). We expect to complete the construction of the facilities currently under construction generally within the next twelve months, however, we cannot assure you that we will complete construction within the time periods we have historically experienced. Our ability to complete construction may be materially impacted by various factors including final permitting and obtaining certificates of occupancy, as well as weather-induced construction delays.

Results of Operations

  For the Three Months Ended September 30, 2000 and 1999

  Property Operations

     The following is a summary of the properties in operation at the end of each period along with the related average occupancy rates and average weekly room rates during each period:

                                                For the Three Months Ended
                       -----------------------------------------------------------------------------
                               September 30, 2000                        September 30, 1999
                       -----------------------------------       -----------------------------------
                                    Average      Average                      Average      Average
                       Facilities  Occupancy   Weekly Room       Facilities  Occupancy   Weekly Room
                          Open        Rate        Rate              Open        Rate        Rate
                       ----------  ----------  -----------       ----------  ----------  -----------
Crossland.............      39         85%         $215               39         75%         $214
EXTENDED STAY.........     252         86           315              228         80           301
StudioPLUS............      92         82           343               89         77           338
                           ---         --          ----              ---         --          ----
  Total...............     383         85%         $307              356         79%         $296
                           ===         ==          ====              ===         ==          ====

     Because newly opened properties typically experience lower occupancies during their pre-stabilization period, average occupancy rates are impacted by the ratio of newly opened properties to total properties. Each of our brands experienced a decline in the ratio of newly opened properties to total properties for the third quarter of 2000 as compared to the third quarter of 1999. The impact of this decline in the ratio of newly opened properties, along with increases in occupancy at our mature properties, resulted in an increase in our overall average occupancy rate to 85% for the third quarter of 2000 compared to 79% for the third quarter of 1999. The average occupancy rate in the third quarter of 2000 for the 347 properties we owned and operated as of June 30, 1999 was 86%. Similarly, the average occupancy rate in the third quarter of 1999 for the 239 properties we owned and operated as of June 30, 1998 was 81%. We believe that the increase in the average occupancy rate for properties open for at least one year at the beginning of the quarter of each year reflects, primarily, increases in the overall demand for lodging products in various markets in which we operate. In addition, we believe that our occupancies benefited from a strategy implemented at the beginning of 2000 to establish a more competitive pricing structure for our products.

     The increase in overall average weekly room rates for the third quarter of 2000 as compared to the third quarter of 1999 reflects, primarily, the geographic dispersion of properties opened since September 30, 1999 and the higher standard weekly room rates in certain of those markets. The increase also is due in part to increases in rates charged at previously opened properties. The average weekly room rate for the 347 properties that we owned and operated throughout both periods increased by 1% in the third quarter of 2000. We believe that the average weekly room rate for these properties was impacted by a strategy implemented at the beginning of 2000 to establish a more competitive pricing structure. We believe that this pricing strategy contributed to an increase in the occupancy at these properties.

     We recognized total revenue of $142.2 million for the third quarter of 2000 and $116.5 million for the third quarter of 1999. This is an increase of $25.7 million, or 22%. Approximately $14.9 million of the increased revenue was attributable to properties opened subsequent to June 30, 1999 and approximately $10.8 million was attributable to an increase in revenue for the 347 properties that we owned and operated throughout both periods.

     Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating and property management expenses, depreciation, or interest were $56.1 million (39% of total revenue) for the third quarter of 2000, as compared to $48.2 million (41% of total revenue) for the third quarter of 1999. We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to occupancy rate increases or decreases because the majority of these expenses do not vary based on occupancy. Our overall occupancy rates were 85% for the third quarter of 2000 and 79% for the third quarter of 1999 and our property operating margins were 61% for the third quarter of 2000 and 59% for the third quarter of 1999.

     The provisions for depreciation and amortization for our lodging facilities were $16.3 million for the third quarter of 2000 and $15.2 million for the third quarter of 1999. These provisions were computed using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation. Depreciation and amortization for the third quarter of 2000 increased compared to the third quarter of 1999 because we operated 27 additional facilities in 2000 and because we operated for a full quarter the 9 properties that were opened in the third quarter of 1999.

  Corporate Operations

     Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. These expenses consist primarily of personnel and certain marketing costs, as well as development costs that are not directly related to a site that we will develop. We incurred corporate operating and property management expenses of $11.2 million (8% of total revenue) in the third quarter of 2000 and $10.6 million (9% of total revenue) in the third quarter of 1999. The increase in the amount of these expenses for the third quarter of 2000 as compared to the same period in 1999 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated. We expect these expenses will continue to increase in total amount but decline moderately as a percentage of revenue as we develop and operate additional facilities in the future.

     Depreciation and amortization was $335,000 for the quarter ended September 30, 2000 and $419,000 for the comparable period in 1999. These provisions were computed using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of our facilities. These assets were primarily office furniture and equipment.

     We realized $95,000 of interest income in the third quarter of 2000 and $143,000 in the third quarter of 1999. This interest income was primarily attributable to the temporary investment of funds drawn under our credit facilities. We incurred interest charges of $23.5 million during the third quarter of 2000 and $17.2 million in the third quarter of 1999. Of these amounts, $3.0 million in the third quarter of 2000 and $2.1 million in the third quarter of 1999 were capitalized and included in the cost of buildings and improvements.

     We recognized income tax expense of $15.2 million and $10.8 million (40% of income before income taxes and the cumulative effect of an accounting change, in both periods) for the third quarter of 2000 and 1999, respectively. Our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes. We expect the annualized effective income tax rate for 2000 will be approximately 40%.

  For the Nine Months Ended September 30, 2000 and 1999

  Property Operations

     The following is a summary of the number of properties in operation at the end of each period along with the related average occupancy rates and average weekly room rates during each period:

                                                     For the Nine Months Ended
                           ------------------------------------------------------------------------------
                                   September 30, 2000                         September 30, 1999
                           -----------------------------------        -----------------------------------
                                        Average      Average                       Average      Average
                           Facilities  Occupancy   Weekly Room        Facilities  Occupancy   Weekly Room
                              Open        Rate        Rate               Open        Rate        Rate
                           ----------  ----------  -----------        ----------  ----------  -----------
Crossland......                39         80%         $213                39         68%         $210
EXTENDED STAY..               252         81           310               228         77           296
StudioPLUS.....                92         79           342                89         74           334
                              ---         --          ----               ---         --          ----
  Total........               383         81%         $303               356         75%         $292
                              ===         ==          ====               ===         ==          ====

     Average occupancy rates for each of the brands increased for the nine-month period ended September 30, 2000 as compared to the same period in 1999 primarily due to a decrease in the ratio of newly opened properties to total properties for those brands. In addition, we believe that our occupancies have benefited from a strategy implemented at the beginning of 2000 to establish a more competitive pricing structure for our products. The average occupancy rate in the nine months ended September 30, 2000 for the 305 properties that we owned and operated as of December 31, 1998 was 81%. Similarly, the average occupancy rate in the nine months ended September 30, 1999 for the 185 properties that we owned and operated as of December 31, 1997 was 79%.

     The increase in average weekly room rates for the nine months ended September 30, 2000 as compared to the same period of 1999 reflects, primarily, the geographic dispersion of properties opened since September 30, 1999 and the higher standard weekly room rates in certain of those markets. The increase also is due in part to increases in rates charged at previously opened properties. The average weekly room rate for the 305 properties that we owned and operated throughout both periods increased 1% in the first nine months of 2000. We believe that the average weekly room rate for these properties was impacted by a strategy implemented at the beginning of 2000 to establish a more competitive pricing structure. We believe that this pricing strategy contributed to an increase in the occupancy at these properties.

     We recognized total revenue of $389.3 million for the nine months ended September 30, 2000 and $312.4 million for the nine months ended September 30, 1999. This is an increase of $76.9 million, or 25%. Approximately $55.7 million of the increased revenue was attributable to properties opened subsequent to December 31, 1998 and approximately $21.2 million was attributable to an increase in revenue for the 305 properties that were owned and operated throughout both periods.

     Property operating expenses were $159.0 million (41% of total revenue) for the nine months ended September 30, 2000 as compared to $133.3 million (43% of total revenue) for the nine months ended September 30 1999. We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to occupancy rate increases or decreases because the majority of these expenses do not vary based on occupancy. Our overall occupancy rates were 81% for the nine months ended September 30, 2000 and 75% for the nine months ended September 30, 1999 and our property operating margins were 59% for the nine months ended September 30, 2000 and 57% for the nine months ended September 30, 1999.

     The provisions for depreciation and amortization for the lodging facilities were $48.2 million for the nine months ended September 30, 2000 and $43.4 million for the nine months ended September 30, 1999. Depreciation and amortization for the nine months ended September 30, 2000 increased compared to the nine months ended September 30, 1999 because we operated 27 additional facilities in 2000 and because we operated for a full nine months the 51 properties that were opened in the first nine months of 1999.

  Corporate Operations

     We incurred corporate operating and property management expenses of $33.2 million (9% of total revenue) in the nine months ended September 30, 2000 and $31.3 million (10% of total revenue) in the nine months ended September 30, 1999. The increase in the amount of these expenses for the nine-month period ended September 30, 2000 as compared to the same period of 1999 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated. We expect these expenses will continue to increase in total amount but decline moderately as a percentage of revenue as we develop and operate additional facilities in the future.

     Depreciation and amortization for assets not directly related to operation of our facilities was $1.0 million for the nine months ended September 30, 2000 and $1.1 million for the comparable period in 1999.

     We realized $431,000 of interest income in the nine months ended September 30, 2000 and $544,000 in the nine months ended September 30, 1999. This interest income was attributable to the temporary investment of funds drawn under our credit facilities. We incurred interest charges of $63.9 million in the nine months ended September 30, 2000 and $48.8 million in the nine months ended September 30, 1999. Of these amounts, $7.5 million in the nine months ended September 30, 2000 and $8.0 million in the nine months ended September 30, 1999 were capitalized and included in the cost of buildings and improvements.

     We recognized income tax expense of $36.8 million for the nine-month period ended September 30, 2000 and $25.7 million for the nine-month period ended September 30, 1999 (40% of income before income taxes and the cumulative effect of an accounting change, in both periods). Income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes.

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

   Cumulative Effect of a Change in Accounting

     Pursuant to the Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" issued by the Accounting Standards Executive Committee, effective January 1, 1999, we changed our method of accounting for start-up activities, including pre-opening and organizational costs, to expense them as they are incurred. Accordingly, in the first quarter of 1999 we recorded an expense of $779,000, net of income tax benefit of $520,000, as the cumulative effect of this change in accounting.

Liquidity and Capital Resources

     We had net cash and cash equivalents of $8.5 million as of September 30, 2000 and $6.4 million as of December 31, 1999. At September 30, 2000 we had approximately $7.9 million, and at December 31, 1999 we had approximately $45,000, invested in short-term demand notes having credit ratings of A1/P1 or equivalent utilizing domestic commercial banks and other financial institutions. We also deposited excess funds during these periods in an overnight sweep account with a commercial bank which in turn invested these funds in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, we did not take possession of the securities, which were instead held by the financial institutions. The market value of the securities held pursuant to these arrangements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

      Our operating activities generated cash of $131.4 million during the nine months ended September 30, 2000 and $89.5 million during the nine months ended September 30, 1999.

     We used $183.0 million to acquire land, develop, or furnish a total of 44 sites opened or under construction in the nine months ended September 30, 2000 and $251.6 million for 74 sites in the nine months ended September 30, 1999.

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

     We made open market repurchases of 1,092,900 shares of common stock for approximately $8.6 million in the nine months ended September 30, 2000. We received net proceeds from the exercise of options to purchase common stock totaling $4.3 million in the nine months ended September 30, 2000 and $5.5 million in the nine months ended September 30, 1999.

     We have $200 million of 9.15% Senior Subordinated Notes due 2008 (the "Notes"). In June 2000, we increased availability under our bank credit facility from $800 million to $1.0 billion with the addition of a $200 million Tranche D term loan that matures on June 30, 2007. The amended $1.0 billion credit facility (the "Credit Facility") provides for a $350 million revolving loan facility (the "Revolving Facility"), a $150 million term loan facility (the "Tranche A Facility"), a $198 million (net of scheduled principal repayments of $2 million made in 1999) term loan facility (the "Tranche B Facility"), a $100 million term loan facility (the "Tranche C Facility"), and a $200 million term loan facility (the "Tranche D Facility"). The proceeds from the Tranche D Facility were used to reduce amounts outstanding under the Revolving Facility. As of September 30, 2000, we had outstanding loans of $72 million under the Revolving Facility and $648 million under the term loans, leaving $278 million available and committed under the Credit Facility.

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

     Our primary market risk exposures result from the variable nature of the interest rates on borrowings under the Credit Facility. We entered into the Credit Facility for purposes other than trading. Based on the levels of borrowings under the Credit Facility at September 30, 2000, if interest rates changed by 1.0%, our annual cash flow and net income would change by $4.3 million. We manage our market risk exposures by periodic evaluation of such exposures relative to the costs of reducing the exposures by entering into interest rate swap or cap agreements or by refinancing the underlying obligations with longer term fixed rate debt obligations. We do not own derivative financial instruments or derivative commodity instruments other than interest rate cap contracts on a total of $800 million that limit our exposure to LIBOR increases to a maximum LIBOR rate of 7.88% from June 16, 2000 through June 16, 2001 and to a maximum LIBOR rate of 8.88% from June 17, 2001 through June 16, 2002. At September 30, 2000 the fair value of the interest rate cap contracts was $130,000 and their carrying value was $1.2 million.

     In connection with the Credit Facility, we incurred additions to deferred loan costs of $5.8 million during the nine months ended September 30, 2000 and $345,000 during the nine months ended September 30, 1999.

     We plan to develop approximately 30 properties with total costs of approximately $250 million in each of 2000 and 2001. We will seek to increase our annual investment in extended-stay properties to $350 million for 2002. We had commitments not reflected in our financial statements at September 30, 2000 totaling approximately $95 million to complete construction of extended-stay properties. We believe that the remaining availability under the Credit Facility, together with cash on hand and cash flows from operations, will provide sufficient funds to continue our expansion as presently planned and to fund our operating expenses through 2002. We may need additional capital depending on a number of factors, including the number of properties we construct or acquire, the timing of that development, the cash flow generated by our properties, and the amount of open market repurchases we make of our common stock. Also, if capital markets provide favorable opportunities, our plans or assumptions change or prove to be inaccurate, our existing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions, we may seek additional capital sooner than currently anticipated. In the event we obtain additional capital, we may seek to increase property openings in future years. Sources of capital may include public or private debt or equity financing. We cannot assure you that we will be able to obtain additional financing on acceptable terms, if at all. Our failure to raise additional capital could result in the delay or abandonment of some or all of our development and expansion plans, and could have a material adverse effect on us.

New Accounting Releases

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended in June 2000 by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to FASB Statement No. 133." SFAS No. 133, as amended, requires all derivatives to be carried on our balance sheet at fair value. SFAS No. 133, as amended, is effective for financial statements issued for periods beginning after December 15, 2000. Upon adoption of SFAS No. 133, as amended, all hedging relationships must be designated and documented pursuant to the provisions of the statement. We intend to designate our interest rate cap contracts as cash-flow hedges. Accordingly, the difference, net of taxes, between the fair value of the caps and their carrying value on our balance sheet under previous hedge-accounting rules will be charged to other comprehensive income in stockholders' equity. We have evaluated the impact of SFAS No. 133 on our financial statements and do not anticipate that adoption will have a material impact or that it will create a violation of our debt covenant agreements. At September 30, 2000, the fair value of the interest rate cap contracts was $130,000 and their carrying value was $1.2 million.

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

                               OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         Number                 Description of Exhibit
         ------                 ----------------------
          27.1       Financial Data Schedule (for EDGAR filings only)

(b)      Reports on Form 8-K

     None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2000.


                              EXTENDED STAY AMERICA, INC.

                              /s/ Gregory R. Moxley
                              ----------------------------
                                  Gregory R. Moxley
                                  Chief Financial Officer
                                  (Principal Financial Officer)



                              /s/ Patricia K. Tatham
                              -----------------------------
                                  Patricia K. Tatham
                                  Vice President - Corporate Controller
                                  (Principal Accounting Officer)