Form 10-K
period 2000-12-31
EXTENDED STAY AMERICA INC
filed 2001-03-02
CIK 1002579

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

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

     The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $1,284,312,286 at February 26, 2001(based on the closing sale price on the New York Stock Exchange, Inc. ("NYSE") on February 26, 2001). At February 26, 2001 the registrant had issued and outstanding an aggregate of 96,483,723 shares of common stock.

                      Documents Incorporated by Reference

     Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 1, 2001, described in Part III hereof, are incorporated by reference in this report.
================================================================================

                                     PART I

ITEM 1.   BUSINESS

Our Company

  We develop, own, and operate extended stay lodging facilities which provide an affordable and attractive lodging alternative at a variety of price points for value-conscious guests. Our facilities are designed to offer a superior product at lower rates than most other lodging providers within their respective price segments. Our facilities feature fully furnished rooms which are generally rented on a weekly basis to guests such as business travelers, professionals on temporary work assignment, persons between domestic situations, and persons relocating or purchasing a home, with most guests staying for multiple weeks.
On April 11, 1997, we completed a merger with Studio Plus Hotels, Inc. ("SPH"). That merger was accounted for as a pooling of interests and our business development and historical financial statements have been restated to include the operations and accounts of SPH, which is now one of our wholly-owned subsidiaries. In this Annual Report on Form 10-K, the words "Extended Stay America", "Company", "we", "our", "ours", and "us" refer to Extended Stay America, Inc. and its subsidiaries (including SPH), unless the context suggests otherwise.

  Our goal is to be a leading provider of extended stay lodging in the United States. By doing so, we believe that we will benefit from establishing a brand name and customer awareness. We intend to achieve this goal by rapidly developing properties in selected markets, providing high value accommodations for our guests, actively managing our properties to increase revenues and reduce operating costs, and increasing customer awareness of our products. Through December 31, 2000, we had developed 392 extended stay lodging facilities, and had 19 facilities under construction. We plan to develop approximately 28 properties with total costs of approximately $250 million in 2001. We will seek to increase our annual investment in extended stay properties to $350 million in 2002.

  Extended Stay America was formed in 1995 as a Delaware corporation and our executive offices are located at 450 E. Las Olas Boulevard, Fort Lauderdale, Florida 33301. Our telephone number is (954) 713-1600.

Our Brands

  We own and operate three brands in the extended stay lodging market-- StudioPLUS Deluxe Studios ("StudioPLUS"), EXTENDED STAYAMERICA Efficiency Studios ("EXTENDED STAY"), and Crossland Economy Studios(R) ("Crossland"). Each brand is designed to appeal to different price points generally below $500 per week. All three brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette; and a bathroom. EXTENDED STAY rooms are designed to compete in the economy category. Crossland rooms are typically smaller than EXTENDED STAY rooms and are targeted for the budget category, and StudioPLUS facilities serve the mid-price category and generally feature larger guest rooms, an exercise room, and a swimming pool.

Our Strategy

  Our strategy is to maximize value to customers by providing a superior, newly-constructed, and well-maintained product at each price point while maintaining high operating margins. We attempt to achieve this goal through the following:

     Create Brand Awareness. We believe that guests value a recognizable brand when selecting lodging accommodations. By positioning our brands as nationwide extended stay providers in their targeted price segments, we believe our brands will have a distinct advantage over their local and regional competitors. We also believe that our evolving national presence and high customer satisfaction ratings, coupled with selective advertising and promotion, will establish StudioPLUS, EXTENDED STAY, and Crossland as desirable and well recognized brands.

     Provide a Superior Product at a Lower Price. Our facilities are designed to offer a superior product at lower rates than most other lodging providers within their respective price segments. Each of our brands is targeted to a different price point: StudioPLUS--median rate $309 per week (daily equivalent--$44); EXTENDED STAY--median rate $279 per week (daily equivalent-- $40); and Crossland--median rate $199 per week (daily equivalent--$28). Room rates at our facilities vary significantly depending upon market factors affecting their locations. These rates contrast with average daily rates in 2000 of $68, $52, and $42 for the mid-price, economy, and budget segments, respectively, of the entire lodging industry.

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

Industry Overview

  Traditional Lodging Industry

     The U.S. lodging industry is estimated to have generated approximately $79 billion in annual room revenues in 2000 and had approximately 4.0 million rooms at the end of 2000. Industry statistics, which we believe to be reliable, indicate that the U.S. lodging industry's performance is strongly correlated to economic activity. Room supply and demand historically have been sensitive to shifts in economic growth, which has resulted in cyclical changes in average daily room and occupancy rates.

     Overbuilding in the lodging industry in the mid and late 1980s, when approximately 500,000 rooms were added, resulted in an oversupply of rooms. We believe this oversupply and the general downturn in the economy led to depressed industry performance and a lack of capital available to the industry in the late 1980s and early 1990s. We believe that the lodging industry has since benefited from an improved supply and demand balance, as evidenced by the compound annual growth of 4.9% in revenue per available room from 1994 through 2000. The number of available rooms in the industry has grown at a compound annual growth rate of 3.0% during the same time period. However, the annual growth in revenue per available room declined from 6.3% in 1996 to 3.0% in 1999. We believe that this decline in the growth rate of revenue per available room, along with concerns of a decline in the U.S. economy in general, resulted in a significant contraction in capital available for the development of new lodging products in 1999 and 2000. The number of rooms added in 2000 as measured in available room nights was the lowest annual amount since 1996 and was 21% less than the number of available room nights added in 1999. As a result of continuing concerns about the U.S. economy and the sustained tightening of credit standards by many financial institutions, we expect the rate of growth of new hotel rooms to continue to moderate for the next few years.

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

     The lodging industry may also be segmented by price level and is generally divided into categories based on average daily room rates, which in 2000 were $42 for budget, $52 for economy, $68 for mid-price, $91 for upscale, and $145 for luxury.

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

     As of December 31, 2000, the inventory of dedicated extended stay rooms based on data provided by Smith Travel Research for the following extended stay hotel chains totaled approximately 191,000 rooms.

Upscale Extended Stay Chains                                      Other Extended Stay Chains
-------------------------------             ----------------------------------------------------------------
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

     An upscale extended stay room generally has a weekly rate of $500 or more. Our weekly room rates are generally less than $500. Approximately 38% of the supply of extended stay rooms were operated above our targeted price points and we owned approximately 35% of the rooms operated in our targeted price segments. The following table indicates the total rooms for the extended stay chains listed above, the total rooms for the upscale chains, and the total rooms owned by us at the end of each of the last three years.

                                          1998     1999     2000
                                       -------  -------  -------
Total extended stay rooms available..  136,000  165,000  191,000
Upscale extended stay rooms..........   53,000   64,000   73,000
Extended stay rooms owned by us......   32,000   38,000   42,000

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

                                     Year Ended December 31,
                          --------------------------------------------
                                1996   1997   1998   1999   2000
                                ----   ----   ----   ----   ----
Average Occupancy Rates:
  Extended Stay Hotel Chains..  78.3%  74.7%  71.8%  72.1%  74.9%
  All U.S. Lodging Industry...  64.9   64.4   63.8   63.1   63.5

     We believe the decline in occupancy rates for extended stay hotel chains from 1996 through 1999 was in part the result of an increase in the proportion of newly-opened hotels, which generally experience lower occupancies during their pre-stabilization period. We believe the increase in occupancy rates for extended stay hotel chains in 2000 reflects the moderation of additional supply during the year as well as the stabilization of existing supply. The table below shows that, while there has been rapid growth in available room nights for both the extended stay market in general and for us in particular, there has also been rapid growth in occupied room nights. This indicates that much of the new construction in the extended stay market has been absorbed.

                              Increase     Percentage   Increase    Percentage
                                  in      Increase from     in    Increase from
                                 1999      Prior Year      2000     Prior Year
                               ----------  ------------- --------- -------------
Extended Stay Hotel Chains:
  Available Room Nights......    14,352,000    33.3%       9,230,000     16.1%
  Occupied Room Nights.......    10,478,000    33.9        8,512,000     20.6
Our Facilities:
  Available Room Nights......     3,912,000    42.3        1,433,000     10.9
  Occupied Room Nights.......     2,999,000    44.7        1,901,000     19.6

     As a segment of the total U.S. lodging industry, extended stay hotel chains experienced a significant contraction in the availability of capital during 1998 that continued through 2000. As a result, we expect the growth in available dedicated extended stay rooms to moderate for the next few years.

Property Development

     Our goal is to be a leading provider of extended stay facilities in the United States through a rapid development program. By doing so, we believe that we will benefit from establishing a brand name and customer awareness. We expect that our primary means of expansion will be the construction and development of new extended stay lodging facilities. We have also acquired, and we may make additional acquisitions of, existing extended stay lodging facilities or other properties that we can convert to the extended stay concept.

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

     We have approximately 30 real estate professionals and approximately 20 construction professionals who perform site selection, entitlement, and construction activities according to our established criteria and procedures from offices throughout the United States. It generally takes us at least twenty-four months to identify a site and complete construction of a facility, but this process may be substantially longer in certain markets. We try to minimize our capital outlays incurred in this process until after the commencement of construction.

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

     Our development status as of December 31, 2000 was as follows:

                         StudioPLUS          EXTENDED STAY            Crossland               Total
                      -----------------    ------------------     -----------------    ------------------
                      Properties  Rooms    Properties  Rooms      Properties  Rooms    Properties  Rooms
                      ----------  -----    ----------  ------     ----------  -----    ----------  ------
Operating...........          93     7,484      260       29,033        39       5,068      392       41,585
Under Construction..           1        86       18        1,988         0           0       19        2,074

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

                      Average       Average
                       Number    Living Space
                      Of Rooms  Per Room (Ft.2)
                      --------  ---------------
     StudioPLUS.....        80             425
     EXTENDED STAY..       100             300
     Crossland......       120             225

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

Marketing Strategy

     We believe that guests value a recognizable brand when selecting lodging accommodations. To date, we have created brand awareness primarily by increasing the number of hotels through a rapid national development program, with sites that typically are in highly-visible locations. We have established a toll free reservation number (1-800-EXT-STAY) and a web site (www.extstay.com) to provide information about our locations and to reserve rooms. We have maintained a national consumer advertising campaign in USA Today and a national direct mail campaign since 1999. We plan to continue both advertising initiatives in 2001. We think that we can increase demand for our facilities by building awareness for both the extended stay concept as well as our various brands.

Lodging Facilities

     At December 31, 2000, we had 392 extended stay lodging facilities in operation (93 StudioPLUS, 260 EXTENDED STAY, and 39 Crossland) and 19 facilities under construction (1 StudioPLUS, and 18 EXTENDED STAY) in a total of 40 states. The following table shows certain information regarding those facilities.

                                               Date Opened or       Number
          City                 Brand              Acquired         of Rooms
          ----             -------------       --------------      --------
ALABAMA
Birmingham..............   StudioPLUS          March 1996                72
Birmingham..............   StudioPLUS          May 1996                  71
Huntsville..............   EXTENDED STAY       July 1997                108
Mobile..................   EXTENDED STAY       May 1997                 114
Montgomery..............   EXTENDED STAY       August 1997              120
Montgomery..............   StudioPLUS          February 1996             72

ARIZONA
Chandler................   EXTENDED STAY       September 1998           101
Mesa....................   EXTENDED STAY       December 1997            104
Peoria..................   EXTENDED STAY       December 1998            101
Phoenix.................   Crossland           September 1998           133
Phoenix.................   EXTENDED STAY       January 1998             101
Phoenix.................   EXTENDED STAY       July 1998                104
Scottsdale..............   EXTENDED STAY       June 1997                120
Tucson..................   Crossland           April 1998               118
Tucson..................   EXTENDED STAY       April 1997               120

ARKANSAS
Little Rock.............   EXTENDED STAY       September 1996           120
Little Rock.............   StudioPLUS          November 1997             85

CALIFORNIA
Alameda.................   StudioPLUS          July 1999                 88
Alameda.................   EXTENDED STAY       November 2000            121
Arcadia.................   EXTENDED STAY       April 1998               122
Bakersfield.............   EXTENDED STAY       November 1996            120
Dublin..................   EXTENDED STAY       February 2000            122
Fremont.................   StudioPLUS          August 1999               82
Fremont.................   EXTENDED STAY       December 1998            119
Fresno..................   Crossland           November 1998            128
Fresno..................   EXTENDED STAY       July 1997                120
Gardena.................   Crossland           December 1998            137
Huntington Beach........   EXTENDED STAY       December 1998            104
La Mirada...............   EXTENDED STAY       June 1998                104
Lake Forest.............   EXTENDED STAY       September 1997           119
Livermore...............   EXTENDED STAY       January 1998             122
Long Beach..............   EXTENDED STAY       November 1997            134
Los Angeles.............   EXTENDED STAY       May 1999                 133
Los Angeles.............   EXTENDED STAY       August 1999              122
Los Angeles.............   EXTENDED STAY       Under Construction       164
Los Angeles.............   EXTENDED STAY       Under Construction       124
Milpitas................   EXTENDED STAY       January 1998             146
Morgan Hill.............   EXTENDED STAY       December 1998             92
Oakland.................   EXTENDED STAY       Under Construction       149

                                                 Date Opened or        Number
       City                     Brand               Acquired          of Rooms
------------------          -------------      ------------------     --------
Oceanside.........          EXTENDED STAY      January 1999                101
Ontario...........          EXTENDED STAY      May 1997                    127
Pleasant Hill.....          EXTENDED STAY      August 1997                 122
Rancho Cordova....          Crossland          November 1998               129
Rancho Cordova....          EXTENDED STAY      June 1997                   132
Richmond..........          EXTENDED STAY      August 2000                 101
Roseville.........          EXTENDED STAY      August 1998                 122
Sacramento........          EXTENDED STAY      March 1997                  120
Sacramento........          EXTENDED STAY      August 1997                 120
San Diego.........          EXTENDED STAY      November 1999               166
San Dimas.........          EXTENDED STAY      February 1999               104
San Jose..........          EXTENDED STAY      November 2000               121
San Jose..........          StudioPLUS         December 2000                98
San Jose..........          EXTENDED STAY      Under Construction          100
San Ramon.........          EXTENDED STAY      November 2000               128
Santa Rosa........          EXTENDED STAY      June 1997                   114
Santa Rosa........          EXTENDED STAY      June 2000                    94
Santa Barbara.....          EXTENDED STAY      January 1998                104
Torrance..........          EXTENDED STAY      December 1997               122
Union City........          EXTENDED STAY      December 1999               121
Valencia..........          EXTENDED STAY      March 2000                  104
Woodland Hills....          EXTENDED STAY      May 2000                    146

COLORADO
Aurora............          Crossland          December 1998               133
Colorado Springs..          Crossland          November 1998               133
Colorado Springs..          EXTENDED STAY      September 1998              104
Englewood.........          StudioPLUS         August 1998                  72
Glendale..........          Crossland          July 1998                   129
Lakewood..........          EXTENDED STAY      November 1996               120
Lakewood..........          EXTENDED STAY      January 1997                147
Thornton..........          Crossland          March 1999                  133
Westminster.......          EXTENDED STAY      January 2000                103

CONNECTICUT
Farmington........          StudioPLUS         December 1998                91

FLORIDA
Clearwater........          EXTENDED STAY      March 1998                  104
Daytona Beach.....          StudioPLUS         August 1998                  73
Deerfield Beach...          EXTENDED STAY      December 1997               104
Fort Lauderdale...          Crossland          March 1999                  129
Fort Lauderdale...          EXTENDED STAY      March 1998                  108
Fort Lauderdale...          EXTENDED STAY      July 1999                   117
Fort Lauderdale...          StudioPLUS         April 1999                   73
Gainesville.......          EXTENDED STAY      July 1997                   120
Jacksonville......          EXTENDED STAY      May 1997                    122
Jacksonville......          EXTENDED STAY      February 2000               101
Jacksonville......          StudioPLUS         July 1998                    73
Lake Mary.........          EXTENDED STAY      September 2000               98
Maitland..........          EXTENDED STAY      June 1999                   104
Maitland..........          StudioPLUS         January 2000                 83
Melbourne.........          StudioPLUS         October 1998                 85
Miami.............          EXTENDED STAY      Under Construction          109
Miami.............          EXTENDED STAY      Under Construction          107
Miami.............          EXTENDED STAY      Under Construction           96

                                                Date Opened or        Number
         City                  Brand               Acquired          of Rooms
         ----             -------------      ------------------      --------
Orlando...............    Crossland          January 1999                 139
Orlando...............    EXTENDED STAY      November 1997                119
Orlando...............    EXTENDED STAY      February 1999                122
Orlando...............    StudioPLUS         June 1998                     83
Orlando...............    StudioPLUS         October 1999                 113
Pensacola.............    EXTENDED STAY      September 1997               101
Plantation............    EXTENDED STAY      March 2000                   104
Tallahassee...........    StudioPLUS         January 1998                  59
Tampa.................    StudioPLUS         March 1999                    85
Temple Terrace........    EXTENDED STAY      August 1997                  101
West Palm Beach.......    StudioPLUS         November 1998                 73

GEORGIA
Alpharetta............    EXTENDED STAY      June 1999                    101
Alpharetta............    StudioPLUS         July 1997                     92
Atlanta...............    EXTENDED STAY      April 1998                   104
Atlanta...............    EXTENDED STAY      April 2000                    97
Atlanta...............    StudioPLUS         December 1997                 98
Columbus..............    EXTENDED STAY      January 1997                 108
Columbus..............    EXTENDED STAY      June 2000                     92
Duluth................    EXTENDED STAY      September 1997               119
Kennesaw..............    EXTENDED STAY      December 1998                104
Kennesaw..............    StudioPLUS         December 1997                 85
Lawrenceville.........    EXTENDED STAY      June 1996                    121
Macon.................    StudioPLUS         March 1998                    73
Marietta..............    EXTENDED STAY      August 1995                  121
Marietta..............    EXTENDED STAY      January 1998                 113
Morrow................    EXTENDED STAY      June 1998                    104
Norcross..............    EXTENDED STAY      January 1996                 199
Norcross..............    EXTENDED STAY      February 1996                133
Norcross..............    StudioPLUS         March 1997                    72
Riverdale.............    EXTENDED STAY      February 1996                147
Savannah..............    EXTENDED STAY      Under Construction           104

IDAHO
Boise.................    EXTENDED STAY      January 1997                 107


ILLINOIS
Buffalo Grove.........    EXTENDED STAY      February 1998                122
Burr Ridge............    EXTENDED STAY      November 1996                119
Champaign.............    EXTENDED STAY      September 1998                89
Darien................    EXTENDED STAY      March 1999                   104
Des Plaines...........    EXTENDED STAY      March 1998                   122
Des Plaines...........    StudioPLUS         April 1999                    88
Downers Grove.........    EXTENDED STAY      May 1996                     154
Elmhurst..............    EXTENDED STAY      August 1997                  117
Gurnee................    EXTENDED STAY      January 1997                 101
Hanover Park..........    EXTENDED STAY      June 1999                    104
Hillside..............    EXTENDED STAY      November 1999                122
Itasca................    EXTENDED STAY      November 1996                125
Lansing...............    EXTENDED STAY      November 1998                122
Lisle.................    EXTENDED STAY      June 2000                     98
Lombard...............    StudioPLUS         March 1998                    98
Naperville............    EXTENDED STAY      November 1996                125
O'Fallon..............    EXTENDED STAY      September 1998                89
Rockford..............    EXTENDED STAY      September 1997               104

                                                 Date Opened or       Number
         City                 Brand                 Acquired         of Rooms
         ----             -------------        ------------------    --------
Rockford...............   StudioPLUS           November 1997               73
Rolling Meadows........   EXTENDED STAY        October 1996               125
Romeoville.............   EXTENDED STAY        October 1998               101
Schaumburg.............   EXTENDED STAY        March 1999                 104
Skokie.................   EXTENDED STAY        July 2000                  140
Vernon Hills...........   EXTENDED STAY        October 2000               128
Waukegan...............   Crossland            November 1997              121

INDIANA
Evansville.............   StudioPLUS           February 1997               72
Fort Wayne.............   EXTENDED STAY        September 1997             101
Fort Wayne.............   StudioPLUS           December 1996               71
Indianapolis...........   EXTENDED STAY        October 1998               107
Indianapolis...........   EXTENDED STAY        August 1990                 72
Indianapolis...........   EXTENDED STAY        March 1991                  72
Indianapolis...........   EXTENDED STAY        September 1999             101
Merrillville...........   EXTENDED STAY        November 1996              105
Mishawaka..............   StudioPLUS           September 1997              73

IOWA
Des Moines.............   StudioPLUS           December 1997               86
Urbandale..............   EXTENDED STAY        January 1999               104

KANSAS
Lenexa.................   EXTENDED STAY        May 1996                    59
Overland Park..........   EXTENDED STAY        September 1997             119
Wichita................   StudioPLUS           December 1997               73

KENTUCKY
Covington..............   EXTENDED STAY        December 1997              105
Florence...............   EXTENDED STAY        October 1997               101
Florence...............   StudioPLUS           September 1996              72
Lexington..............   EXTENDED STAY        September 1996             126
Lexington..............   EXTENDED STAY        July 1986                   60
Lexington..............   EXTENDED STAY        August 1987                 72
Louisville.............   EXTENDED STAY        October 1996               120
Louisville.............   EXTENDED STAY        December 1988               76
Louisville.............   EXTENDED STAY        April 1989                  66

LOUISIANA
Baton Rouge............   Crossland            June 1998                  129
Bossier City...........   Crossland            September 1997             117
Kenner.................   EXTENDED STAY        Under Construction         122
Lafayette..............   EXTENDED STAY        November 1998              104
Lake Charles...........   Crossland            August 1997                117
Metairie...............   EXTENDED STAY        August 1998                102

MAINE
Portland...............   EXTENDED STAY        Under Construction          92

MARYLAND
Columbia...............   EXTENDED STAY        October 1997               104
Columbia...............   StudioPLUS           December 1997               95
Frederick..............   EXTENDED STAY        March 1999                 101
Gaithersburg...........   EXTENDED STAY        March 1999                 101

                                                 Date Opened or      Number
          City                Brand                 Acquired         of Rooms
          ----            -------------        ------------------    --------
Gaithersburg...........   StudioPLUS           February 1999               88
Landover...............   EXTENDED STAY        July 1998                  104
Lexington Park.........   EXTENDED STAY        January 2000                98
Linthicum..............   EXTENDED STAY        June 1997                  122
Milestone..............   EXTENDED STAY        January 1999               104
Timonium...............   EXTENDED STAY        June 1998                  104

MASSACHUSETTS
Danvers................   EXTENDED STAY        February 1998              104
Westborough............   EXTENDED STAY        Under Construction          92
Westborough............   StudioPLUS           Under Construction          86
Tewksbury..............   EXTENDED STAY        Under Construction          92

MICHIGAN
Ann Arbor..............   EXTENDED STAY        May 1997                   112
Ann Arbor..............   StudioPLUS           December 1997               71
Auburn Hills...........   EXTENDED STAY        February 1997              133
Canton.................   EXTENDED STAY        Under Construction         104
Farmington Hills.......   EXTENDED STAY        June 1997                  113
Kentwood...............   EXTENDED STAY        September 1998             104
Livonia................   Crossland            August 1998                127
Madison Heights........   EXTENDED STAY        May 1997                   122
Novi...................   EXTENDED STAY        January 1997               125
Novi...................   StudioPLUS           September 2000              86
Sterling Heights.......   EXTENDED STAY        November 1997              116
Warren.................   StudioPLUS           November 1997               59

MINNESOTA
Bloomington............   EXTENDED STAY        April 1998                 104
Brooklyn Center........   EXTENDED STAY        November 1998              104
Eagan..................   EXTENDED STAY        September 1997             104
Eden Prairie...........   EXTENDED STAY        January 1998               104
Maple Grove............   EXTENDED STAY        January 1998               104
Woodbury...............   EXTENDED STAY        May 1999                   104

MISSISSIPPI
Jackson................   EXTENDED STAY        October 1997               108
Ridgeland..............   StudioPLUS           November 1996               71

MISSOURI
Earth City.............   StudioPLUS           June 1997                   73
Hazelwood..............   EXTENDED STAY        November 1996              122
Hazelwood..............   StudioPLUS           June 1992                   71
Independence...........   Crossland            January 1997               120
Kansas City............   Crossland            January 1999               133
Kansas City............   EXTENDED STAY        January 1997               109
Kansas City............   EXTENDED STAY        June 1997                  119
Maryland Heights.......   EXTENDED STAY        August 1996                150
Springfield............   EXTENDED STAY        October 1997               110
St. Louis..............   StudioPLUS           November 1994               72
St. Peters.............   EXTENDED STAY        July 1997                  122

NEBRASKA
Omaha..................   StudioPLUS           December 1997               86

                                                 Date Opened or     Number
        City                      Brand             Acquired        of Rooms
        ----                  -------------      --------------     --------

NEVADA
Las Vegas.................    EXTENDED STAY      July 1996             123
Las Vegas.................    EXTENDED STAY      July 1996             211
Las Vegas.................    EXTENDED STAY      July 1996             177
Las Vegas.................    EXTENDED STAY      July 1996             123

NEW JERSEY
Cherry Hill...............    EXTENDED STAY      July 1998              77
East Rutherford...........    EXTENDED STAY      December 1999         127
Edison....................    EXTENDED STAY      August 1997           134
Franklin..................    EXTENDED STAY      Under Construction    104
Maple Shade...............    Crossland          December 1998         129
Mount Laurel..............    EXTENDED STAY      January 1998           77
Mount Laurel..............    StudioPLUS         March 1999             85
Princeton.................    EXTENDED STAY      December 2000          92
Red Bank..................    EXTENDED STAY      December 2000         116
South Brunswick...........    EXTENDED STAY      June 1999             129

NEW MEXICO
Albuquerque...............    Crossland          January 1998          129
Albuquerque...............    Crossland          January 1999          121
Rio Rancho................    EXTENDED STAY      May 1998              101

NEW YORK
Albany....................    EXTENDED STAY      November 1996         134
Amherst...................    EXTENDED STAY      September 1997        119
Bethpage..................    EXTENDED STAY      June 1999             104
East Syracuse.............    EXTENDED STAY      December 1996         121
Elmsford..................    EXTENDED STAY      December 2000         136
Melville..................    EXTENDED STAY      May 2000              134
Rochester.................    EXTENDED STAY      November 1996         125
Rochester.................    EXTENDED STAY      December 1996         127
Queens....................    EXTENDED STAY      Under Construction    117

NORTH CAROLINA
Asheville.................    EXTENDED STAY      February 1998         101
Cary......................    EXTENDED STAY      January 1998          121
Cary......................    StudioPLUS         September 1996         72
Cary......................    StudioPLUS         January 1998           83
Charlotte.................    EXTENDED STAY      April 1998            113
Charlotte.................    EXTENDED STAY      October 1998          101
Charlotte.................    StudioPLUS         May 1995               72
Charlotte.................    StudioPLUS         March 1996             72
Durham....................    Crossland          September 1998        129
Durham....................    EXTENDED STAY      October 1997          120
Durham....................    StudioPLUS         December 1996          72
Durham....................    StudioPLUS         September 1998         85
Fayetteville..............    EXTENDED STAY      July 1997             120
Fayetteville..............    StudioPLUS         January 1999           77
Greensboro................    EXTENDED STAY      September 1996        129
Greensboro................    StudioPLUS         December 1995          72
Greensboro................    StudioPLUS         March 1999             84
Jacksonville..............    EXTENDED STAY      October 1998           98
Morrisville...............    EXTENDED STAY      September 1997        120
Pineville.................    EXTENDED STAY      February 1999         107
Pineville.................    StudioPLUS         September 1999         77

                                                Date Opened or     Number
       City                        Brand           Acquired        of Rooms
       ----                    -------------    ---------------    --------

Raleigh....................    EXTENDED STAY    December 1997          104
Raleigh....................    StudioPLUS       December 1996           72
Wilmington.................    EXTENDED STAY    February 1998          104
Winston-Salem..............    Crossland        July 1998              134
Winston-Salem..............    EXTENDED STAY    September 1996         111

OHIO
Blue Ash...................    Crossland        December 1998          132
Blue Ash...................    EXTENDED STAY    December 1991           72
Brooklyn...................    EXTENDED STAY    December 1999          104
Columbus...................    EXTENDED STAY    June 1997              119
Columbus...................    EXTENDED STAY    December 1998           97
Columbus...................    EXTENDED STAY    March 1999             104
Columbus...................    EXTENDED STAY    August 1989             71
Copley.....................    EXTENDED STAY    February 1997           95
Copley.....................    StudioPLUS       November 1996           72
Dayton.....................    EXTENDED STAY    November 1989           72
Dayton.....................    EXTENDED STAY    February 2000          104
Dublin.....................    EXTENDED STAY    January 1998           104
Dublin.....................    EXTENDED STAY    May 1990                71
Fairborn...................    StudioPLUS       January 1997            71
Fairfield..................    EXTENDED STAY    June 1989               72
Holland....................    EXTENDED STAY    January 1997           125
Maumee.....................    StudioPLUS       June 1997               73
Middlebury Heights.........    StudioPLUS       November 1997           71
North Olmsted..............    StudioPLUS       September 1997          92
Sharonville................    EXTENDED STAY    July 1996              130
Springdale.................    EXTENDED STAY    November 1996          126
Springdale.................    EXTENDED STAY    November 1988           72
Westlake...................    StudioPLUS       November 1997           73

OKLAHOMA
Oklahoma City..............    EXTENDED STAY    September 1997         101
Oklahoma City..............    EXTENDED STAY    February 1999          110
Oklahoma City..............    StudioPLUS       January 1998            71
Tulsa......................    EXTENDED STAY    April 1997             120
Tulsa......................    StudioPLUS       June 1997               73

OREGON
Beaverton..................    EXTENDED STAY    October 1998           122
Portland...................    EXTENDED STAY    January 1998           104
Salem......................    Crossland        October 1998           129
Springfield................    Crossland        November 1997          127

PENNSYLVANIA
Bensalem...................    EXTENDED STAY    June 1998              101
Carnegie...................    EXTENDED STAY    June 1997              116
Exton......................    EXTENDED STAY    January 1999           101
Great Valley...............    EXTENDED STAY    February 1999          104
Philadelphia...............    EXTENDED STAY    February 1998          145
Philadelphia...............    StudioPLUS       May 1998                83
Pittsburgh.................    StudioPLUS       April 1998              85
Pittsburgh.................    EXTENDED STAY    September 1999         104

RHODE ISLAND
West Warwick...............    EXTENDED STAY    Under Construction     104

                                                  Date Opened or    Number
       City                      Brand                Acquired      of Rooms
       ----                  -------------        ---------------   --------

SOUTH CAROLINA
Charleston..........         StudioPLUS           September 1996        72
Columbia............         EXTENDED STAY        April 1996           120
Columbia............         EXTENDED STAY        May 1997             120
Columbia............         StudioPLUS           December 1995         72
Greenville..........         EXTENDED STAY        December 1996        109
Greenville..........         StudioPLUS           February 1995         72
Mt. Pleasant........         EXTENDED STAY        January 1998         101
North Charleston....         EXTENDED STAY        August 1996          126
Spartanburg.........         EXTENDED STAY        August 1995          126

TENNESSEE
Brentwood...........         EXTENDED STAY        September 1996       120
Brentwood...........         StudioPLUS           December 1990         71
Chattanooga.........         EXTENDED STAY        July 1996            120
Cordova.............         StudioPLUS           December 1996         72
Knoxville...........         EXTENDED STAY        May 1997              96
Knoxville...........         EXTENDED STAY        September 1990        72
Memphis.............         EXTENDED STAY        January 1997         126
Memphis.............         EXTENDED STAY        January 1999         104
Memphis.............         EXTENDED STAY        September 1999       104
Memphis.............         EXTENDED STAY        October 1990          72
Nashville...........         Crossland            October 1997         117
Nashville...........         EXTENDED STAY        February 1997        114
Nashville...........         StudioPLUS           September 1993        72

TEXAS
Amarillo............         EXTENDED STAY        September 2000        92
Arlington...........         StudioPLUS           September 1997       138
Austin..............         Crossland            August 1998          139
Austin..............         EXTENDED STAY        March 1999           102
Austin..............         EXTENDED STAY        November 2000        101
Austin..............         StudioPLUS           January 1998          85
Bedford.............         StudioPLUS           December 1998         85
Corpus Christi......         StudioPLUS           July 1998             73
Dallas..............         EXTENDED STAY        November 1998        116
Dallas..............         EXTENDED STAY        December 1998        104
Dallas..............         StudioPLUS           September 1997        98
El Paso.............         EXTENDED STAY        January 1997         120
El Paso.............         StudioPLUS           December 1997         72
Farmers Branch......         StudioPLUS           October 1998          83
Fort Worth..........         Crossland            December 1998        121
Fort Worth..........         EXTENDED STAY        May 1999             104
Fort Worth..........         StudioPLUS           July 1998             73
Fort Worth..........         StudioPLUS           October 1998          85
Houston.............         Crossland            May 1998             145
Houston.............         Crossland            June 1998            145
Houston.............         EXTENDED STAY        September 1998       122
Houston.............         EXTENDED STAY        September 1998       122
Houston.............         EXTENDED STAY        December 1998        101
Houston.............         EXTENDED STAY        December 1998        104
Houston.............         EXTENDED STAY        March 1999           110
Houston.............         EXTENDED STAY        April 1999           110
Houston.............         StudioPLUS           September 1997        86
Houston.............         StudioPLUS           December 1997         98
Houston.............         StudioPLUS           December 1997         85

                                                 Date Opened or      Number
       City                        Brand             Acquired        of Rooms
       ----                    -------------     ---------------     --------

Houston.............           StudioPLUS        July 1998               85
Irving..............           Crossland         June 1998              139
Irving..............           StudioPLUS        January 1998           117
Mesquite............           Crossland         December 1998          138
Plano...............           StudioPLUS        December 1997           72
Round Rock..........           Crossland         December 1998          138
San Antonio.........           StudioPLUS        February 1998           85
Spring..............           Crossland         June 1998              141

UTAH
Midvale.............           EXTENDED STAY     September 1997         134
Sandy...............           EXTENDED STAY     January 1998           122
West Valley City....           EXTENDED STAY     August 1997            122

VIRGINIA
Alexandria..........           EXTENDED STAY     January 1999           104
Chantilly...........           EXTENDED STAY     March 2000             104
Chesapeake..........           EXTENDED STAY     August 1996            132
Fair Oaks...........           EXTENDED STAY     March 2000             105
Glen Allen..........           StudioPLUS        July 1997               92
Newport News........           EXTENDED STAY     December 1996          120
Newport News........           StudioPLUS        July 1997               73
Richmond............           EXTENDED STAY     December 1997          108
Richmond............           StudioPLUS        April 1999              82
Roanoke.............           EXTENDED STAY     February 1998           90
Sterling............           EXTENDED STAY     July 1998              101
Virginia Beach......           EXTENDED STAY     September 1996         120

WASHINGTON
Bellevue............           EXTENDED STAY     January 1998           148
Bothell.............           EXTENDED STAY     Under Construction     101
Everett.............           EXTENDED STAY     April 1997             104
Everett.............           StudioPLUS        May 1999                88
Federal Way.........           EXTENDED STAY     August 1999            101
Fife................           EXTENDED STAY     October 1997           104
Kent................           Crossland         September 1998         133
Kent................           EXTENDED STAY     September 1998         120
Lynnwood............           EXTENDED STAY     February 1998          109
Puyallup............           Crossland         November 1998          133
Renton..............           StudioPLUS        June 1998              110
Spokane.............           Crossland         May 1998               115
Tacoma..............           Crossland         January 1999           129
Tacoma..............           EXTENDED STAY     May 1998               109
Tukwilla............           EXTENDED STAY     January 1997            96
Tumwater............           EXTENDED STAY     Under Construction     107
Vancouver...........           EXTENDED STAY     September 1997         116

WISCONSIN
Appleton............           EXTENDED STAY     June 1997              107
Madison.............           EXTENDED STAY     September 1998         104
Madison.............           StudioPLUS        September 1998          72
Waukesha............           EXTENDED STAY     August 1997            122
Wauwatosa...........           EXTENDED STAY     June 1997              122

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

     We expect that competition within the budget, economy, and mid-price segments of the extended stay lodging market will continue to increase. Although we expect the contraction of capital available to the lodging industry that began during 1998 and continued through 2000 to slow the rate of growth of new lodging products in general, we expect our existing competitors to continue to develop extended stay facilities to the extent that their capital permits and we expect them to increase their development in the event that additional capital should become available in the future. Competitors may include new participants in the lodging industry generally and participants in other segments of the lodging industry that may enter the extended stay market. They may also include existing participants in the extended stay market that may increase their product offerings to include facilities in the budget, economy, or mid-price segments. Competition is for both quality locations to build new facilities and for guests to fill and pay for those facilities. A number of our competitors have greater financial resources than we do and better relationships with lenders and sellers, and may therefore be able to find and develop the best sites before we can. Also, we cannot assure you that our competitors will not reduce their rates, offer greater convenience, services, or amenities, or build new hotels in direct competition with our existing facilities, all of which could have a material adverse effect on our operations.

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

Employees

     At December 31, 2000, we employed approximately 6,100 persons, of which approximately 3,700 were part-time employees. We expect that we will significantly increase the number of our employees as our business expands. Our employees are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock ("Common Stock") is traded on the New York Stock Exchange, Inc. (the "NYSE") under the symbol "ESA." On December 31, 2000, the last reported sale price of the Common Stock on the NYSE was $12.85 per share. At December 31, 2000, there were approximately 333 record holders of the Common Stock. The table below sets forth the high and low sales prices of shares of Common Stock on the NYSE for the periods indicated.

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

                              Market Information

                                                     Common Stock
                                                     ------------
                                                      High    Low
                                                     -----   ----
          Year Ended December 31, 1999:
               1st Quarter........................  $10.31 $ 8.25
               2nd Quarter........................   12.63   9.50
               3rd Quarter........................   12.00   8.00
               4th Quarter........................    8.75   7.25
          Year Ended December 31, 2000:
               1st Quarter........................    8.81   6.00
               2nd Quarter........................   10.19   7.19
               3rd Quarter........................   16.31   9.19
               4th Quarter........................   13.90  10.63

ITEM 6.   SELECTED FINANCIAL DATA

    The following selected financial data has been derived from our audited consolidated financial statements for the years ended December 31, 1996, 1997, 1998, 1999, and 2000. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

                                                                             Year Ended December 31,
                                                       -------------------------------------------------------------
                                                          1996        1997         1998         1999         2000
                                                       ---------   ----------   ----------   ----------   ----------
                                                             (in thousands, except per share and operating data)
Income Statement Data:
    Revenue.............................................  $  38,809   $  130,800   $  283,087   $  417,662   $  518,033
    Property operating expenses.........................     16,560       60,391      122,469      180,429      214,500
    Corporate operating and property
     management expenses................................     16,867       29,951       39,073       42,032       44,433
    Other charges (income)..............................         --       19,895       12,000       (1,079)
    Depreciation and amortization.......................      6,139       21,331       42,293       60,198       66,269
    Income (loss) from operations.......................       (757)        (768)      67,252      136,082      192,831
    Interest expense (income), net (1)..................    (13,744)      (9,242)      20,521       56,074       76,136
    Provision for income taxes..........................      5,231        5,838       18,693       32,004       46,678
    Net income from continuing operations...............  $   7,756   $    2,636   $   28,038   $   47,225   $   70,017
                                                          =========   ==========   ==========   ==========   ==========
    Net income from continuing operations per
     share:
      Basic.............................................  $    0.11   $     0.03   $     0.29   $     0.49   $     0.73
                                                          =========   ==========   ==========   ==========   ==========
      Diluted...........................................  $    0.10   $     0.03   $     0.29   $     0.49   $     0.72
                                                          =========   ==========   ==========   ==========   ==========
    Weighted average shares outstanding:
      Basic.............................................     71,933       94,233       95,896       96,254       95,372
                                                          =========   ==========   ==========   ==========   ==========
      Diluted...........................................     73,935       95,744       96,800       96,939       96,601
                                                          =========   ==========   ==========   ==========   ==========
Operating Data:
    Average occupancy rates (2).........................         73%          73%          73%          74%          80%
    Average weekly rate.................................  $     261   $      263   $      286   $      292   $      304
    Operating facilities (at period end)................         75          185          305          362          392
    Weighted average rooms available (3)................      3,783       12,558       25,334       36,054       39,871
    Rooms (at period end)...............................      7,611       19,299       32,189       38,301       41,585
    Facilities under construction (at period end).......         61           84           51           23           19
    Rooms under construction (at period end)............      6,864        8,953        5,320        2,515        2,074
Other Financial Data:
    Cash flows provided by (used in):
     Operating activities...............................  $  20,828   $   50,263   $  118,145   $  124,059   $  169,978
     Investing activities...............................   (279,259)    (609,064)    (630,027)    (320,095)    (248,648)
     Financing activities...............................    356,841      337,689      509,292      201,862       85,607
    EBITDA (4)..........................................      5,382       20,563      109,545      196,280      259,100
    Adjusted EBITDA (5).................................      5,382       40,458      121,545      195,201      259,100
    Capital expenditures................................    277,531      607,649      630,276      320,181      248,475
Balance Sheet Data (at period end):
    Cash and cash equivalents...........................  $ 224,325   $    3,213   $      623   $    6,449   $   13,386
    Total assets........................................    668,435    1,070,891    1,694,582    1,927,249    2,121,602
    Long-term debt......................................         --      135,000      653,000      853,000      947,000
    Stockholders' equity................................    628,714      834,659      866,751      915,590      982,633

____________
(1) Excludes interest of $329,000, $1,731,000, $17,617,000, $10,216,000, and
    $10,929,000 for 1996, 1997, 1998, 1999, and 2000 respectively, capitalized during the construction of our facilities under Statement of Financial Accounting Standards ("SFAS") Statement No. 34 "Capitalization of Interest Cost."

(2) Average occupancy rates are determined by dividing the rooms occupied on a daily basis by the total number of rooms. Due to our rapid expansion, our overall average occupancy rate has been negatively impacted by the lower occupancy typically experienced during the pre-stabilization period for newly opened facilities. We expect the negative impact on overall average occupancy to decline as the ratio of newly opened properties to total properties in operation declines.

(3) Weighted average rooms available is calculated by dividing total room nights available during the year by 365.

(4) EBITDA represents earnings before the cumulative effect of an accounting change, interest, income taxes, depreciation, and amortization. EBITDA is provided because it is a measure commonly used in the lodging industry. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

(5) Adjusted EBITDA for 1999 and 1998 means EBITDA before pre-tax charges associated with establishing a $12.0 million valuation allowance in 1998 and a $1.1 million reduction of that valuation allowance in 1999. We established the valuation allowance for charges relating to a reduction in our development plans for 1999 and 2000 as a result of unfavorable capital market conditions. Adjusted EBITDA for 1997 means EBITDA before $19.9 million of pre-tax charges consisting of (i) $9.7 million of merger expenses and costs associated with the integration of SPH's operations following our merger with SPH, (ii) the write-off of $9.7 million of debt issuance costs associated with terminating two mortgage loan facilities upon execution by us of a revolving credit facility, and (iii) a $500,000 charge in connection with the listing of our Common Stock on the NYSE. We believe these charges are non-recurring in nature and will not affect our future results of operations.

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

     We own and operate three brands in the extended stay lodging market-- StudioPLUS(TM) Deluxe Studios, EXTENDED STAYAMERICA Efficiency Studios, and Crossland Economy Studios(SM). Each brand is designed to appeal to different price points below $500 per week. All three brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette; and a bathroom. EXTENDED STAY rooms are designed to compete in the economy category. Crossland rooms are typically smaller than EXTENDED STAY rooms and are targeted for the budget category, and StudioPLUS facilities serve the mid-price category and generally feature larger guest rooms, an exercise room, and a swimming pool.

     During 1999, we repositioned 14 StudioPLUS properties as EXTENDED STAY properties. All operating statistics reflect the repositioning of these properties as EXTENDED STAY properties for the entire periods presented. The table below provides a summary of our selected development and operational results for 1998, 1999, and 2000.

                                                Year Ended December 31,
                                                ----------------------
                                                1998     1999     2000
                                                ----     ----     ----
Total Facilities Open (at period end)......      305      362      392
Total Facilities Developed.................      120       57       30
Average Occupancy Rate.....................       73%      74%      80%
Average Weekly Room Rate...................     $286     $292     $304

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

     At December 31, 2000, we had 392 operating facilities (39 Crossland, 260 EXTENDED STAY, and 93 StudioPLUS) and had 19 facilities under construction (18 EXTENDED STAY and 1 StudioPLUS). We expect to complete the construction of the facilities currently under construction generally within the next twelve months, however, we cannot assure you that we will complete construction within the time periods we have historically experienced. Our ability to complete construction may be materially impacted by various factors including final permitting and obtaining certificates of occupancy, as well as weather-induced construction delays.

Results of Operations

2000 Compared to 1999

 Property Operations

     The following is a summary of the number of properties in operation at the end of each year along with the related average occupancy rates and average weekly room rates during each year:

                                 Year Ended                       Year Ended
                              December 31, 2000                December 31, 1999
                              ------------------               -----------------
                                        Average                         Average
                              Average   Weekly                Average    Weekly
                 Facilities  Occupancy   Room    Facilities  Occupancy    Room
                    Open       Rate      Rate       Open        Rate      Rate
                 ----------  ---------  -------  ---------- ------------------
Crossland......      39         80%      $214         39          69%     $210
EXTENDED STAY..     260         80        311        233          75       296
StudioPLUS.....      93         77        341         90          73       334
                    ---         --       ----        ---          --      ----
  Total........     392         80%      $304        362          74%     $292
                    ===         ==       ====        ===          ==      ====

     Because newly opened properties typically experience lower occupancies during their pre-stabilization period, average occupancy rates are impacted by the ratio of newly opened properties to total properties. Each of our brands experienced a decline in the ratio of newly opened properties to total properties for 2000 as compared to 1999. The impact of this decline in the ratio of newly opened properties, along with increases in occupancy at our mature properties, resulted in an increase in our overall average occupancy rate to 80% for 2000 compared to 74% for 1999. The average occupancy rate in 2000 for the 305 properties we owned and operated as of January 1, 1999 was 80%. Similarly, the average occupancy rate in 1999 for the 185 properties we owned and operated as of January 1, 1998 was 77%. We believe that the increase in the average occupancy rate for properties open for at least one year at the beginning of each year reflects, primarily, increases in the overall demand for lodging products in various markets in which we operate. In addition, we believe that our occupancies benefited from a strategy implemented at the beginning of 2000 to establish a more competitive pricing structure for our products.

     The increase in overall average weekly room rates for 2000 as compared to 1999 reflects, primarily, the geographic dispersion of properties opened during 2000 and the higher standard weekly room rates in certain of those markets. The increase also is due in part to increases in rates charged at previously opened properties. The average weekly room rate for the 305 properties that we owned and operated throughout both periods increased by 1% in 2000. We believe that the average weekly room rate for these properties was impacted by a strategy implemented at the beginning of 2000 to establish a more competitive pricing structure. We believe that this pricing strategy contributed to an increase in the occupancy at these properties.

     We recognized total revenue of $518.0 million in 2000 and $417.7 million in 1999. This is an increase of $100.3 million, or 24%. Approximately $71.5 million of the increased revenue was attributable to properties that we opened during 2000 and 1999 and approximately $28.8 million was attributable to an increase in revenue for the 305 properties that we owned and operated throughout both periods.

     Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating and property management expenses, depreciation, or interest were $214.5 million (41 % of total revenue) for 2000, as compared to $180.4 million (43% of total revenue) for 1999. We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to occupancy rate increases or decreases because the majority of these expenses do not vary based on occupancy. Our overall occupancy rates were 80% for 2000 and 74% for 1999 and our property operating margins were 59% for 2000 and 57% for 1999.

     The provisions for depreciation and amortization for our lodging facilities were $65.0 million for 2000 and $58.8 million for 1999. These provisions were computed using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation. Depreciation and amortization for 2000 increased compared to 1999 because we operated 30 additional facilities in 2000 and because we operated for a full year the 57 properties that were opened in 1999.

 Corporate Operations

     Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. These expenses consist primarily of personnel and certain marketing costs, as well as development costs that are not directly related to a site that we will develop. We incurred corporate operating and property management expenses of $44.4 million (9% of total revenue) in 2000 and $42.0 million (10% of total revenue) in 1999. The increase in the amount of these expenses for 2000 as compared to 1999 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated. We expect these expenses will continue to increase in total amount but decline moderately as a percentage of revenue as we develop and operate additional facilities in the future.

     Depreciation and amortization was $1.3 million for 2000 and $1.4 million for 1999. These provisions were computed using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of our facilities. These assets were primarily office furniture and equipment.

     We realized $668,000 of interest income during 2000 and $700,000 of interest income during 1999. This interest income was primarily attributable to the temporary investment of funds drawn under our credit facilities. We incurred interest charges of $87.7 million during 2000 and $67.0 million during 1999. Of these amounts, $10.9 million during 2000 and $10.2 million during 1999 was capitalized and included in the cost of buildings and improvements.

     We recognized income tax expense of $46.7 million (40% of income before taxes) for 2000 and $32.0 million (40% of income before taxes) for 1999. Our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes. We expect that our annualized effective income tax rate for 2001 will be approximately 40%.

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

 Cumulative Effect of a Change in Accounting

     Pursuant to the Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" issued by the Accounting Standards Executive Committee, effective January 1, 1999, we changed our method of accounting for compensation and other training related costs incurred prior to the opening of a property to expense them as they are incurred. Accordingly, in 1999 we recorded an expense of $779,000, net of income tax benefit of $520,000, as the cumulative effect of this change in accounting.

1999 Compared to 1998

 Property Operations

     The following is a summary of the number of properties in operation at the end of each year along with the related average occupancy rates and average weekly room rates during each year:

                                 Year Ended                        Year Ended
                              December 31, 1999                December 31, 1998
                             ------------------               ------------------
                                          Average                        Average
                              Average     Weekly                Average   Weekly
                 Facilities  Occupancy    Room    Facilities  Occupancy    Room
                    Open       Rate       Rate       Open        Rate      Rate
                 ---------  -----------  -------  ---------- -----------  ------
Crossland......      39          69%     $210          33          61%     $198
EXTENDED STAY..     233          75       296         195          75       281
StudioPLUS.....      90          73       334          77          68       335
                    ---          --      ----         ---          --      ----
  Total........     362          74%     $292         305          73%     $286
                    ===          ==      ====         ===          ==      ====

     The average occupancy rate in 1999 for the 185 properties we owned and operated as of January 1, 1998 was 77%. Similarly, the average occupancy rate in 1998 for the 75 properties we owned and operated as of January 1, 1997 was 80%. The decline in the average occupancy rate for properties open for at least one year at the beginning of each year is primarily attributable to an increase during those periods in the supply of available rooms in the lodging industry generally and specifically in certain of the markets (particularly in certain markets in Texas and North Carolina) in which we operate. The impact of the additional supply of available rooms was offset by the impact of a decline in the ratio of newly opened properties to total properties for each of our brands, resulting in overall average occupancy rates of 74% for 1999 compared to 73% for 1998.

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

     Property operating expenses were $180.4 million (43% of total revenue) for 1999 compared to $122.5 million (43% of total revenue) for 1998. We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to occupancy rate increases or decreases because the majority of these expenses do not vary based on occupancy. Our overall occupancy rates were 74% for 1999 and 73% for 1998 and our property operating margins were 57% for both years.

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

     Depreciation and amortization for assets not directly related to the operation of our facilities was $1.4 million for 1999 and $1.5 million for 1998.

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

 Cumulative Effect of a Change in Accounting

     Pursuant to the Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" issued by the Accounting Standards Executive Committee, effective January 1, 1999, we changed our method of accounting for compensation and other training related costs incurred prior to the opening of a property to expense them as they are incurred. Accordingly, in 1999 we recorded an expense of $779,000, net of income tax benefit of $520,000, as the cumulative effect of this change in accounting.

Liquidity and Capital Resources

     We had net cash and cash equivalents of $13.4 million at December 31, 2000 and $6.4 million as of December 31, 1999. At December 31, 2000 we had approximately $14.0 million invested and at December 31, 1999 we had approximately $45,000 invested in short-term demand notes having credit ratings of A1/Pl or equivalent using domestic commercial banks and other financial institutions. We also deposited excess funds during these periods in an overnight sweep account with a commercial bank which in turn invested those funds in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, we did not take possession of the securities, which were instead held by the financial institutions. The market value of the securities held pursuant to these arrangements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

     Our operating activities generated cash of $170.0 million in 2000, $124.1 million in 1999, and $118.1 million in 1998.

     We used $248.5 million to acquire land and develop and furnish 49 sites opened or under construction in 2000, $320.2 million for 80 sites in 1999, and $630.3 million for 171 sites in 1998.

     Our cost to develop a property varies significantly by brand and by geographic location due to differences in land and labor costs. Similarly, the average weekly rate charged and the resultant cash flow from these properties will vary significantly but generally are expected to be in proportion to the development costs. For the 359 properties we opened from January 1, 1996 through December 31, 2000, the average development cost was approximately $5.5 million with an average of 107 rooms. However, during 2000 we opened a number of properties in the Northeast and West where average development costs are higher. Accordingly, our average development cost for 2000 was $8.5 million per property. We plan to continue to develop properties in the Northeast and West and expect average development costs to increase to approximately $9.0 million per property in 2001.

     We received net proceeds from the exercise of options to purchase Common Stock totaling $5.8 million in 2000, $5.5 million in 1999, and $4.5 million in 1998.

    We made open market repurchases of 1,242,900 shares of Common Stock for approximately $10.2 million in 2000, 549,300 shares of Common Stock for approximately $4.3 million in 1999 and 169,900 shares of Common Stock for approximately $1.3 million in 1998.

    We have an agreement with various banks establishing a credit facility that provides for revolving loans and term loans on a senior collaterlized basis to be used for general corporate purposes, including the construction and acquisition of extended stay properties. The credit facility was amended and restated in June 2000 and became the Credit Facility.

    Loans under the Credit Facility bear interest, at our option, at either a prime-based rate or a LIBOR-based rate plus an applicable margin. The table below illustrates the amounts committed under the Credit Facility and the interest on loans made under the Credit Facility.


                                               Applicable Margin Over
                                               ----------------------
             Description             Total Amount  Prime LIBOR     Maturity
----------------------------------   ------------  ----- ------  ---------------
     Revolving Facility              $350 million 1.00% 2.00%  December 31, 2002
     Tranche A Facility (term loan)  $150 million 1.00% 2.00%  December 31, 2002
     Tranche B Facility (term loan)  $200 million 1.75% 2.75%  December 31, 2003
     Tranche C Facility (term loan)  $100 million 2.50% 3.50%  December 31, 2004
     Tranche D Facility (term loan)  $200 million 2.50% 2.50%  June 30, 2007

    As of December 31, 2000, we had outstanding loans of $107 million under the Revolving Facility and $645 million, net of scheduled principal repayments, under the term loans, leaving $243 million available and committed under the Credit Facility. Availability of the Revolving Facility is dependent, however, upon us satisfying certain financial ratios of debt and interest compared to earnings before interest, taxes, depreciation and amortization, with these amounts being calculated pursuant to definitions contained in the Credit Facility.

    The loans under the Credit Facility mature on the dates set forth in the table above, but are subject to principal payments of 1% of the initial loan amounts in each of the years 1999 through 2002 for the Tranche B Facility, 2000 through 2003 for the Tranche C Facility and 2001 through 2005 for the Tranche D Facility. The remaining balances for each Facility must be repaid in four equal quarterly installments in the year prior to maturity.

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

    Our primary market risk exposures result from the variable nature of the interest rates on borrowings under the Credit Facility. We entered into the Credit Facility for purposes other than trading. Based on the levels of borrowings under the Credit Facility at December 31, 2000, if interest rates changed by 1.0%, our annual cash flow and net income would change by $4.5 million. We manage our market risk exposures by periodic evaluation of such exposures relative to the costs of reducing the exposures by entering into interest rate contracts or by refinancing the underlying obligations with longer term fixed rate debt obligations. We do not own derivative financial instruments or derivative commodity instruments other than interest rate cap contracts on a total of $800 million that limit our exposure to LIBOR increases to a maximum LIBOR rate of 7.88% from June 16, 2000 through June 16, 2001 and to a maximum LIBOR rate of 8.88% from June 17, 2001 through June 16, 2002.

    In March 1998, we issued $200 million aggregate principal amount of Senior Subordinated Notes (the "Notes"). The Notes bear interest at an annual rate of 9.15%, payable semiannually on March 15 and September 15 of each year and mature on March 15, 2008. We may redeem the Notes beginning on March 15, 2003. The initial redemption price is 104.575% of their principal amount, plus accrued interest. The redemption price declines each year after 2003 and is 100% of their principal amount, plus accrued interest, after 2006. In addition, before March 15, 2001, we may redeem up to $70 million of the Notes, using the proceeds from certain sales of our stock, at 109.15% of their principal amount, plus accrued interest.

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

     In connection with the Credit Facility and the Notes, we incurred additions to deferred loan costs of $5.9 million during 2000, $345,000 during 1999, and $14.0 million during 1998.

     We plan to develop approximately 28 properties with total costs of approximately $250 million in 2001. We will seek to increase our annual investment in extended stay properties to $350 million for 2002. We had commitments not reflected in our financial statements at December 31, 2000 totaling approximately $85 million to complete construction of extended stay properties. We believe that the remaining availability under the Credit Facility, together with cash on hand and cash flows from operations, will provide sufficient funds to continue our expansion as presently planned and to fund our operating expenses through 2002. We may need additional capital depending on a number of factors, including the number of properties we construct or acquire, the timing of that development, the cash flow generated by our properties and the amount of open market repurchases we make of our Common Stock. Also, if capital markets provide favorable opportunities, our plans or assumptions change or prove to be inaccurate, our existing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions, we may seek additional capital sooner than currently anticipated. In the event we obtain additional capital, we may seek to increase property openings in future years. Sources of capital may include public or private debt or equity financing. We cannot assure you that we will be able to obtain additional financing on acceptable terms, if at all. Our failure to raise additional capital could result in the delay or abandonment of some or all of our development and expansion plans, and could have a material adverse effect on us.

 New Accounting Releases

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended in June 2000 by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to FASB Statement No. 133." SFAS No. 133, as amended, requires all derivatives to be carried on the balance sheet at fair value. SFAS No. 133, as amended, is effective for financial statements issued for periods beginning after December 15, 2000. At December 31, 2000, the carrying value of our interest rate cap contracts was $1,115,000 and their fair value was zero. Effective January 1, 2001, the Company designated its interest rate cap contracts as cash-flow hedges and will record an expense of $669,000, net of income tax benefit of $446,000, as the cumulative effect of this change in accounting.

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

                   Special Note on Forward-Looking Statements

  This Annual Report on Form 10-K includes forward-looking statements. Words such as "expects", "intends", "plans", "projects", "believes", "estimates", and similar expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors which may cause our actual results, performance, or achievements to be materially different. These factors include, among other things:

     . uncertainty as to changes in economic activity and the impact of such changes on the consumer demand for lodging products in general and for extended stay lodging products in particular;

     .    increasing competition in the extended stay lodging market;

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

     . our ability to increase or maintain revenue and profitability in our own and mature properties.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     *****

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                         Page
                                                                                                         ----
EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
Report of Independent Accountants......................................................................    29
Consolidated Balance Sheets as of December 31, 2000 and 1999...........................................    30
Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998................    31
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998..    32
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998............    33
Notes to Consolidated Financial Statements.............................................................    34

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Extended Stay America, Inc.
Ft. Lauderdale, Florida


  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Extended Stay America, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
  As discussed in Note 2 to the consolidated financial statements, in 1999 the Company changed its method of accounting for start-up activities.


                                         PricewaterhouseCoopers LLP

Spartanburg, South Carolina
January 24, 2001

                          EXTENDED STAY AMERICA, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                     ASSETS                                        December 31,
                                     ------                                  ------------------------
                                                                               2000           1999
                                                                             ----------    ----------
Current assets:
   Cash and cash equivalents...............................................  $   13,386    $    6,449
   Accounts receivable.....................................................       9,152         6,094
   Prepaid expenses........................................................       8,246         2,810
   Deferred income taxes...................................................      37,487        39,053
   Other current assets....................................................          27            27
                                                                             ----------    ----------
     Total current assets..................................................      68,298        54,433
Property and equipment, net................................................   2,035,492     1,856,517
Deferred loan costs........................................................      17,086        15,746
Other assets...............................................................         726           553
                                                                             ----------    ----------
                                                                             $2,121,602    $1,927,249
                                                                             ==========    ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
Current liabilities:
   Accounts payable........................................................  $   32,587    $   34,020
   Income taxes payable....................................................                     2,888
   Accrued retainage.......................................................      10,076         8,834
   Accrued property taxes..................................................      12,246         8,871
   Accrued salaries and related expenses...................................       3,644         2,633
   Accrued interest........................................................       6,590         7,059
   Other accrued expenses..................................................      18,602        14,187
   Current portion of long-term debt.......................................       5,000         3,000
                                                                             ----------    ----------
     Total current liabilities.............................................      88,745        81,492
                                                                             ----------    ----------
Deferred income taxes......................................................     103,224        77,167
                                                                             ----------    ----------
Long-term debt.............................................................     947,000       853,000
                                                                             ----------    ----------
Commitments

Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding..................................................
 Common stock, $.01 par value, 500,000,000 shares authorized,
   95,468,972 and 95,996,884 shares issued and outstanding,
   respectively............................................................         955           960
 Additional paid-in capital................................................     825,755       828,724
 Retained earnings.........................................................     155,923        85,906
                                                                             ----------    ----------
     Total stockholders' equity............................................     982,633       915,590
                                                                             ----------    ----------
                                                                             $2,121,602    $1,927,249
                                                                             ==========    ==========

                See notes to consolidated financial statements.

                          EXTENDED STAY AMERICA, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)


                                                                             Year Ended December 31,
                                                                          -----------------------------
                                                                            2000      1999       1998
                                                                          --------  --------   --------
Revenue:
  Room revenue..........................................................  $504,637  $405,334   $273,864
  Other revenue.........................................................    13,396    12,328      9,223
                                                                          --------  --------   --------
      Total revenue.....................................................   518,033   417,662    283,087
                                                                          --------  --------   --------
Costs and expenses:
  Property operating expenses...........................................   214,500   180,429    122,469
  Corporate operating and property management expenses..................    44,433    42,032     39,073
  Other charges (income)................................................              (1,079)    12,000
  Depreciation and amortization.........................................    66,269    60,198     42,293
                                                                          --------  --------   --------
     Total costs and expenses...........................................   325,202   281,580    215,835
                                                                          --------  --------   --------
Income from operations before interest, income taxes and cumulative
 effect of accounting change............................................   192,831   136,082     67,252
Interest expense, net...................................................    76,136    56,074     20,521
                                                                          --------  --------   --------
Income before income taxes and cumulative effect of accounting change...   116,695    80,008     46,731
Provision for income taxes..............................................    46,678    32,004     18,693
                                                                          --------  --------   --------
Income before cumulative effect of accounting change....................    70,017    48,004     28,038
Cumulative effect of change in accounting for start-up activities, net
of income tax benefit of $520...........................................                (779)
                                                                          --------  --------   --------
Net income..............................................................  $ 70,017  $ 47,225   $ 28,038
                                                                          ========  ========   ========
Net income per common share - Basic:
  Net income before cumulative effect of accounting change..............  $   0.73  $   0.50   $   0.29
  Cumulative effect of accounting change................................               (0.01)
                                                                          --------  --------   --------
  Net income............................................................  $   0.73  $   0.49   $   0.29
                                                                          ========  ========   ========
Net income per common share - Diluted:
  Net income before cumulative effect of accounting change..............  $   0.72  $   0.50   $   0.29
  Cumulative effect of accounting change................................               (0.01)
                                                                          --------  --------   --------
  Net income............................................................  $   0.72  $   0.49   $   0.29
                                                                          ========  ========   ========
Weighted average shares:
  Basic.................................................................    95,372    96,254     95,896
  Effect of dilutive options............................................     1,229       685        904
                                                                          --------  --------   --------
  Diluted...............................................................    96,601    96,939     96,800
                                                                          ========  ========   ========

                See notes to consolidated financial statements.

                          EXTENDED STAY AMERICA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)



                                                 Additional                  Total
                                        Common    Paid-in    Retained     Stockholders'
                                        Stock     Capital    Earnings        Equity
                                        -----   ----------- ---------     ----------
Balance as of January 1, 1998.........    956    $832,060   $  10,643     $  834,659
Repurchases of common stock...........     (1)     (1,251)                    (1,252)
Stock options exercised, including
  tax benefit of $794.................      5       5,301                      5,306
Net income............................                         28,038         28,038
                                        -----   ---------   ---------     ----------
Balance as of December 31, 1998.......    960     827,110      38,681        866,751
Repurchases of common stock...........     (5)     (4,292)                    (4,297)
Stock options exercised, including
  tax benefit of $407.................      5       5,906                      5,911
Net income............................                         47,225         47,225
                                        -----   ---------   ---------     ----------
Balance as of December 31, 1999.......    960     828,724      85,906        915,590
Repurchases of common stock...........    (12)    (10,208)                   (10,220)
Stock options exercised, including
  tax benefit of $1,482...............      7       7,239                      7,246
Net income............................                         70,017         70,017
                                        -----   ---------   ---------     ----------
Balance as of December 31, 2000.......    955    $825,755   $ 155,923     $  982,633
                                        =====   =========   =========     ==========



                See notes to consolidated financial statements.

                          EXTENDED STAY AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)



                                                                                               Year Ended December 31,
                                                                                          ---------------------------------
                                                                                            2000       1999         1998
                                                                                          --------   ---------    ---------
Cash flows from operating activities:
   Net income...........................................................................  $  70,017  $  47,225    $  28,038
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization...................................................     66,269     60,198       42,293
        Amortization of deferred loan costs included in interest expense................      4,825      3,859        2,566
        Deferred income taxes...........................................................     27,623     19,359        8,051
        Cumulative effect of accounting change, net.....................................                   779
        Changes in operating assets and liabilities:
              Accounts receivable.......................................................     (3,058)      (147)      (2,795)
              Prepaid expenses..........................................................     (5,665)    (1,066)       2,775
              Other current assets......................................................                   (25)      (1,403)
              Accounts payable..........................................................      1,127     (6,273)        (982)
              Income taxes payable......................................................     (1,406)    (3,264)       7,079
              Accrued property taxes....................................................      3,375      2,014        3,439
              Accrued salaries and related expenses.....................................      1,011        817         (891)
              Accrued interest..........................................................       (469)        49        6,653
              Other accrued expenses....................................................      6,329        534       23,322
                                                                                          ---------  ---------    ---------
                    Net cash provided by operating activities...........................    169,978    124,059      118,145
                                                                                          ---------  ---------    ---------
Cash flows from investing activities:
   Additions to property and equipment..................................................   (248,475)  (320,181)    (630,276)
   Other assets.........................................................................       (173)        86          249
                                                                                          ---------  ---------    ---------
                    Net cash used in investing activities...............................   (248,648)  (320,095)    (630,027)
                                                                                          ---------  ---------    ---------
Cash flows from financing activities:
   Proceeds from exercise of Company stock options......................................      5,764      5,504        4,512
   Repurchases of Company common stock..................................................    (10,220)    (4,297)      (1,252)
   Proceeds from long-term debt.........................................................    351,000    353,000      548,500
   Principal payments on long-term debt.................................................   (255,000)  (152,000)     (28,500)
   Additions to deferred loan and other costs...........................................     (5,937)      (345)     (13,968)
                                                                                          ---------  ---------    ---------
                    Net cash provided by financing activities...........................     85,607    201,862      509,292
                                                                                          ---------  ---------    ---------
Increase (decrease) in cash and cash equivalents........................................      6,937      5,826       (2,590)
Cash and cash equivalents at beginning of period........................................      6,449        623        3,213
                                                                                          ---------  ---------    ---------
Cash and cash equivalents at end of period..............................................  $  13,386  $   6,449    $     623
                                                                                          =========  =========    =========
Noncash investing and financing transactions:
   Capitalized or deferred items included in accounts payable and accrued liabilities...  $  27,174  $  28,157    $  67,566
                                                                                          =========  =========    =========
   Conversion of amounts due under revolving credit facility to term loan...............                          $ 100,000
                                                                                                                  =========
   Capitalization of amortized deferred loan costs......................................                          $     511
                                                                                                                  =========
Supplemental cash flow disclosures:
   Cash paid for:
        Income taxes, net of refunds....................................................  $  25,191   $ 15,909    $   2,681
                                                                                          =========   ========    =========
        Interest expense, net of amounts capitalized....................................  $  72,449   $ 53,008    $  23,396
                                                                                          =========   ========    =========


         See notes to consolidated financial statements.

                      EXTENDED STAY AMERICA, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (000's omitted in all tables except per share data)


Note 1-- Summary of Significant Accounting Policies

 Organization and Principles of Consolidation

   Extended Stay America, Inc. and subsidiaries (the "Company" or "ESA") was organized on January 9, 1995, as a Delaware corporation to develop, own, and operate extended stay lodging facilities. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

   At December 31, 2000 and 1999, we had invested approximately $14.0 million and $45,000, respectively, in short-term demand notes. In addition, during these periods we invested excess funds in an overnight sweep account with a commercial bank which invested in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, we did not take possession of the securities, which were instead held by the financial institution. The market value of the securities held pursuant to the agreements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

 Accounts Receivable

   Accounts receivable at December 31, 2000 and 1999 is stated net of an allowance for doubtful accounts of $1,050,000 and $850,000, respectively.

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

   The estimated useful lives of the assets are as follows:

          Buildings and improvements................   40 years
          Furniture, fixtures and equipment......... 3-10 years

                          EXTENDED STAY AMERICA, INC.

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

 Derivative Financial Instruments and New Accounting Pronouncement

   The Company does not enter into financial instruments for trading or speculative purposes. The Company uses interest rate cap contracts to hedge its exposure on variable rate debt. Through December 31, 2000, the cost of the caps has been included in prepaid expenses and has been amortized to interest expense over the life of the cap contract. The interest differential to be received under the related cap is recognized as a reduction in interest expense in the period earned. Changes in the fair value of cap contracts that do not qualify as hedges are recognized in income when they occur.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended in June 2000 by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to FASB Statement No. 133." SFAS No. 133, as amended, requires all derivatives to be carried on the balance sheet at fair value. SFAS No. 133, as amended, is effective for financial statements issued for periods beginning after December 15, 2000. At December 31, 2000, the carrying value of our interest rate cap contracts was $1,115,000 and their fair value was zero. Effective January 1, 2001, the Company designated its interest rate cap contracts as cash-flow hedges and will record an expense of $669,000, net of income tax benefit of $446,000, as the cumulative effect of this change in accounting.

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

 Cumulative Effect of a Change in Accounting

   Pursuant to the Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" issued by the Accounting Standards Executive Committee, effective January 1, 1999, we changed our method of accounting for start-up activities, including pre-opening and organizational costs, to expense them as they are incurred. Accordingly, in 1999 we recorded an expense of $779,000, net of income tax benefit of $520,000, as the cumulative effect of this change in accounting.

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

 Revenue Recognition

  Room revenue and other revenue are recognized when services are rendered.

 Net Income Per Share

  We determine earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings Per Share". For the years ended December 31, 2000, 1999, and 1998, the computation of diluted EPS does not include approximately 6,985,000, 10,820,000, and 8,828,000 weighted average shares, respectively, of common stock, par value $0.01 per share, of ESA ("Common Stock") represented by outstanding options because the exercise price of the options was greater than the average market price of Common Stock during the period.

 Business Segment

  We operate principally in one business segment which is to develop, own, and operate extended stay lodging facilities.

 Reclassification

  Certain previously reported amounts have been reclassified to conform with the current presentation.

Note 2--Property and Equipment

  Property and equipment consist of the following:

                                                                             December 31,
                                                                      -------------------------
                                                                          2000         1999
                                                                      -----------   -----------
     Operating Facilities:
       Land and improvements........................................  $   499,999   $   425,098
       Buildings and improvements...................................    1,348,604     1,194,789
       Furniture, fixtures, equipment and supplies..................      258,212       237,218
                                                                      -----------   -----------
         Total Operating Facilities.................................    2,106,815     1,857,105
     Office furniture, fixtures and equipment.......................        8,084         8,270
     Facilities under development, including land and improvements..      118,110       122,611
                                                                      -----------   -----------
                                                                        2,233,009     1,987,986
     Less:  Accumulated depreciation................................     (197,517)     (131,469)
                                                                      -----------   -----------
     Total property and equipment...................................  $ 2,035,492   $ 1,856,517
                                                                      ===========   ===========

                          EXTENDED STAY AMERICA, INC.

  We had commitments totaling approximately $85 million to complete construction of additional extended stay properties at December 31, 2000.

  For the years ended December 31, 2000, 1999, and 1998 we incurred interest of $87,733,000, $66,957,000, and $41,014,000, respectively, of which $10,929,000
$10,216,000, and $17,617,000, respectively, was capitalized and included in the cost of buildings and improvements.

Note 3--Options to Purchase Property Sites

  As of December 31, 2000, we had paid approximately $4.4 million in connection with options to purchase parcels of real estate in 58 locations in 21 states. If we do not acquire these parcels, the amounts paid in connection with the options may be forfeited under certain circumstances. These amounts are included in property and equipment.

Note 4--Long-Term Debt

  We have an agreement with various banks establishing a credit facility that provides for revolving loans and term loans on a senior collaterlized basis to be used for general corporate purposes, including the construction and acquisition of extended stay properties. The credit facility was amended and restated in June 2000 and became the Credit Facility.

  Loans under the Credit Facility bear interest, at our option, at either a prime-based rate or a LIBOR-based rate plus an applicable margin. The table below illustrates the amounts committed under the Credit Facility and the interest on loans made under the Credit Facility. We have acquired interest rate cap contracts with a financial institution that limit our exposure to future increases in the LIBOR rate. These contracts relate to a total of $800 million and limit the our exposure to a maximum LIBOR rate of 7.88% from June 16, 2000 through June 16, 2001 and to a maximum LIBOR rate of 8.88% from June 17, 2001 through June 16, 2002.

                                                        Applicable Margin Over
                                                        ----------------------
            Description                   Total Amount     Prime    LIBOR            Maturity
-----------------------------------       ------------     ------   ------       -----------------
     Revolving Facility                   $350 million      1.00%    2.00%       December 31, 2002
     Tranche A Facility (term loan)       $150 million      1.00%    2.00%       December 31, 2002
     Tranche B Facility (term loan)       $200 million      1.75%    2.75%       December 31, 2003
     Tranche C Facility (term loan)       $100 million      2.50%    3.50%       December 31, 2004
     Tranche D Facility (term loan)       $200 million      2.50%    3.50%       June 30, 2007

  As of December 31, 2000, we had outstanding loans of $107 million under the Revolving Facility and $645 million, net of scheduled principal repayments, under the term loans, leaving $243 million available and committed under the Credit Facility. Availability of the Revolving Facility is dependent, however, upon us satisfying certain financial ratios of debt and interest compared to earnings before interest, taxes, depreciation and amortization, with these amounts being calculated pursuant to definitions contained in the Credit Facility.

  The loans under the Credit Facility mature on the dates set forth in the table above, but are subject to principal payments of 1% of the initial loan amounts in each of the years 1999 through 2002 for the Tranche B Facility, 2000 through 2003 for the Tranche C Facility and 2001 through 2005 for the Tranche D Facility. The remaining balances for each Facility must be repaid in four equal quarterly installments in the year prior to maturity.

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

  At December 31, 2000, aggregate maturities of long-term debt were as follows:

               2001...................... $   5,000
               2002......................   262,000
               2003......................   195,000
               2004......................    98,000
               2005......................     2,000
               Thereafter................   390,000
                                          ---------
                                          $ 952,000
                                          =========


  An aggregate of $952 million and $856 million was outstanding at December 31, 2000 and 1999, respectively, with a weighted average interest rate of 9.24% and 8.14%, respectively. The fair value of long-term debt is based on quoted market prices. The Credit Facility had an estimated fair value of approximately $751 million at December 31, 2000 and $645 million at December 31, 1999. The Notes had an estimated fair value of approximately $186 million at December 31, 2000 and $178 million at December 31, 1999.

                          EXTENDED STAY AMERICA, INC.

Note 5--Income Taxes

  Income tax expense before the cumulative effect of a change in accounting consists of the following:


                                                   Year Ended December 31,
                                                ----------------------------
                                                   2000      1999     1998
                                                --------    ------   -------
         Current income taxes:
           U.S. federal.......................  $ 17,016  $ 11,096  $ 10,642
           State and local....................     2,039     1,549
                                                --------  --------
                                                  19,055    12,645    10,642
                                                --------  --------  --------
         Deferred income taxes:
           U.S. federal.......................    22,932    15,276     6,552
           State and local....................     4,691     4,083     1,499
                                                --------  --------  --------
                                                  27,623    19,359     8,051
                                                --------  --------  --------
         Total income tax expense.............  $ 46,678  $ 32,004  $ 18,693
                                                ========  ========  ========

  Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35.0% to pretax income as a result of the following:

                                                                          Year Ended December 31,
                                                                      -----------------------------
                                                                         2000     1999      1998
                                                                         ----     ----      ----
         Computed "expected" tax rate.................................   35.0%    35.0%     35.0%
         Increase in income taxes resulting from:
           State and local income taxes, net of federal benefit.......    4.9      4.9       4.9
           Other......................................................    0.1      0.1       0.1
                                                                         ----     ----      ----
         Annual effective income tax rate.............................   40.0%    40.0%     40.0%
                                                                         ====     ====      ====

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:


                                                                 2000       1999
                                                              --------   --------
         Deferred tax assets:
           Alternative minimum tax credit and
              other carryforwards.........................  $  29,371   $ 21,141
           Net operating loss carryforward................                10,918
           Other..........................................      8,116      6,994
                                                            ---------   --------
              Total deferred tax assets...................     37,487     39,053
         Deferred tax liability - Property and equipment..   (103,224)   (77,167)
                                                            ---------   --------
                                                            $ (65,737)  $(38,114)
                                                            =========   ========

  At December 31, 2000, we had alternative minimum tax credits of approximately $29.4 million, which may be carried forward indefinitely.

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

Note 6--Stockholders' Equity

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

Note 7--Stock Option Plans

  We have five stock option plans including the 1995, 1996, 1997 and 1998 Employee Stock Option Plans (the "Employee Plans") and the Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). The Employee Plans and the Directors' Plan provide for grants to certain officers, directors and key employees of stock options to purchase shares of Common Stock. Options granted under the Employee Plans and the Directors' Plan expire ten years from the date of grant. Options granted under the Employee Plans generally vest ratably over a four year period, and options granted under the Directors' Plan vest six months from the date of grant.

  In addition, we have two stock option plans associated with an acquisition (the "Acquired Plans") in 1997. Two types of options, incentive stock options and nonqualified stock options, were granted under the Acquired Plans. All options granted under the Acquired Plans were granted at an exercise price equal to the market price of the acquired company's common stock on the date of grant and may not be exercised more than 10 years after the date granted.

  A summary of the status of the Employee Plans, the Directors' Plan, and options granted under the Acquired Plans (collectively the "Plans") as of December 31, 2000, 1999, and 1998 and changes during the years ending on those dates is presented below:

                                                2000                     1999                     1998
                                      -----------------------  -----------------------  -----------------------
                                      Number of   Price Per    Number of    Price Per   Number of    Price Per
                                       Shares        Share      Shares        Share      Shares        Share
                                      ---------   -----------  ---------   -----------  ---------   -----------
Outstanding at beginning of year....     15,271   $2.38-21.75     14,542   $2.38-22.38     10,532   $2.38-22.38
Granted.............................      3,808    6.50-16.03      3,396    7.28-12.03      6,971    6.41-15.00
Exercised...........................       (715)   2.38-13.88       (578)   2.38-10.50       (534)   7.43-15.00
Forfeited...........................     (1,175)   7.16-20.50     (2,089)   2.38-22.38     (2,427)   2.38-20.88
                                         ------   -----------     ------   -----------     ------   -----------
Outstanding at end of year..........     17,189   $2.38-21.75     15,271   $2.38-21.75     14,542   $2.38-22.38
Options exercisable at year-end.....      8,310   $2.38-21.75      6,606   $2.38-21.75      4,882   $2.38-22.38
Available for future grants.........      2,528                    5,030                    6,338
Total shares reserved for issuance
  as of December 31.................     19,717                   20,301                   20,880
Weighted average fair value of
  options granted during the
  year..............................              $      6.10              $      3.90              $      4.42

                          EXTENDED STAY AMERICA, INC.

  As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized for options granted under the Plans. Had compensation cost for the Plans been determined based on the fair value at the date of grant for awards under the Plans consistent with the method of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below.

                                2000               1999               1998
                         -----------------  -----------------  -----------------
                            As       Pro       As       Pro       As       Pro
                         Reported   Forma   Reported   Forma   Reported   Forma
                         --------  -------  --------  -------  --------  -------
Net income.............   $70,017  $63,137   $47,225  $40,572   $28,038  $20,582
Net income per share:
   Basic...............   $  0.73  $  0.66   $  0.49  $  0.42   $  0.29  $  0.21
   Diluted.............   $  0.72  $  0.65   $  0.49  $  0.42   $  0.29  $  0.21


  The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following assumptions used for grants in 2000, 1999 and 1998: dividend yield of 0%, risk-free interest rate of 6% and expected life of 5.5 years. In addition, the expected volatility was 42% in 2000 and 1999 and 33% in 1998.

  The following table summarizes information about the Company's stock options at December 31, 2000.

                                                                                Options Outstanding            Options Exercisable
                                                                         -----------------------------------  ----------------------
                                                                            Number      Weighted                 Number
                                                                         Outstanding     Average    Weighted  Outstanding   Weighted
                                                                            as of       Remaining   Average      as of      Average
    Range of                                                             December 31,  Contractual  Exercise  December 31,  Exercise
Exercise Prices                                                              2000         Life       Price        2000       Price
---------------                                                          ------------  -----------  --------  ------------  --------
$  2.38-8.15....................................................             2,248         5.30      $ 5.38       1,967      $ 5.07
$  8.16-8.16....................................................             2,588         8.84        8.16         602        8.16
$  8.19-9.50....................................................             2,941         7.93        9.44       1,410        9.45
$ 9.56-11.28....................................................             3,172         9.69       11.26          57       10.98
$11.31-11.38....................................................             2,089         7.02       11.37       1,114       11.37
$11.41-18.38....................................................             1,881         6.34       13.65       1,432       13.74
$18.50-18.50....................................................             2,146         6.02       18.50       1,616       18.50
$18.88-21.75....................................................               124         5.99       20.17         112       20.21
                                                                            ------         ----      ------       -----      ------

$ 2.38-21.75....................................................            17,189         7.51      $10.96       8,310      $11.23
                                                                            ======         ====      ======       =====      ======

Note 8--Related Party Transactions


  In 1996, we entered into a ten year lease for a suite at Pro Player Stadium for a base rental of $115,000 per year, and a 3-year lease which expired in 1999 for a suite at Homestead Motorsports Complex for a base rental of approximately $53,000 per year. In 1998, we entered into a three year lease for an additional suite at Pro Player Stadium for a base rental of $83,000 per year, which was terminated in 1999, and a seven year lease for a suite at the National Car Rental Center for a base rental of $120,000 per year. The leases are subject to certain additional charges and periodic escalation. The Chairman of our Board of Directors owns Pro Player Stadium and had an approximate 50% ownership interest (which was reduced to approximately 10% in 1997) in Homestead Motorsports Complex. In addition, the Chairman of our Board of Directors is the Chairman of the Board of Directors of a company which operates the National Car Rental Center.

                          EXTENDED STAY AMERICA, INC.

  We incurred charges of approximately $2.9 million in 2000, $2.2 million in 1999, and $1.7 million in 1998 from a company controlled by our Chief Executive Officer for the use of airplanes. We charged approximately $276,000 in 2000 and $136,000 in 1999 to our Chief Executive Officer and other companies controlled by him for their use of those airplanes. In addition, we incurred charges of $45,000 in 2000 for aviation related services from a company owned by the Chairman of the Board of Directors.

  Our Chief Executive Officer serves as chairman of the board of a company from which we lease office space under various lease agreements. During 2000, 1999 and 1998, we incurred charges of approximately $79,000, $73,000 and $76,000, respectively, related to these agreements.

  Two members of our Board of Directors also serve on the board of directors of a company which performs employment related services for us. During 2000, 1999, and 1998, we incurred charges of approximately $421,000, $336,000, and $251,000, respectively, for such services.

Note 9--Quarterly Results (Unaudited)

The following is a summary of quarterly operations for the years ended December 31, 2000 and 1999:

                                                              2000
                                             ---------------------------------------
                                              First      Second    Third     Fourth
                                             Quarter    Quarter   Quarter   Quarter
                                             --------   --------  --------  --------
Total revenue..............................  $113,940   $133,236  $142,162  $128,694
Operating income...........................    35,947     53,837    58,267    44,780
Net income.................................    11,282     21,249    22,731    14,755
Net income per share:
   Basic...................................  $   0.12   $   0.22  $   0.24  $   0.15
   Diluted.................................  $   0.12   $   0.22  $   0.23  $   0.15

                                                              1999
                                             ---------------------------------------
                                              First      Second    Third     Fourth
                                             Quarter    Quarter   Quarter   Quarter
                                             --------   --------  --------  --------
Total revenue..............................  $ 89,419   $106,487  $116,491  $105,265
Operating income...........................    24,203     38,162    42,034    31,681
Net income before cumulative effect of
 accounting change.........................     7,652     14,606    16,255     9,491
Cumulative effect of accounting change.....      (779)
                                             --------   --------  --------  --------
Net income.................................     6,873     14,606    16,255     9,491
Net income per share - Basic and Diluted:
  Net income before cumulative effect of
    accounting change......................  $   0.08   $   0.15  $   0.17  $   0.10
  Cumulative effect of accounting change...     (0.01)
                                             --------   --------  --------  --------
  Net income...............................  $   0.07   $   0.15  $   0.17  $   0.10

Note 10--Commitments and Contingencies

  We are not a party to any significant litigation or claims, other than routine matters incidental to the operation of our business. To date, no claims have had a material adverse effect on us nor do we expect that the outcome of any pending claims will have such an effect.

  We lease real property under various operating leases with terms of one to sixteen years. Rental expense under real property leases for the years ended December 31, 2000, 1999, and 1998 were $1,618,000, $1,511,000, and $1,576,000, respectively.

                          EXTENDED STAY AMERICA, INC.

  Future minimum lease obligations under noncancelable real property leases with initial terms in excess of one year at December 31, 2000 are as follows:

            Year Ending December 31:
                   2001........................    $1,261
                   2002........................       712
                   2003........................       725
                   2004........................       718
                   2005........................       693
                   Thereafter..................     1,059
                                                   ------
                                                   $5,168
                                                   ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

  The information appearing under the caption "Election of our Board of Directors" in our Proxy Statement for the Annual Meeting of Stockholders to be held May 1, 2001 (the "Proxy Statement") is incorporated herein by reference.

Executive Officers

  Our executive officers, their ages at December 31, 2000, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

             Name               Age                    Position
             ----               ---                    --------
     H. Wayne Huizenga*........ 63  Chairman of the Board of Directors
     George D. Johnson, Jr.*... 58  Chief Executive Officer and Director
     Robert A. Brannon......... 50  President, Chief Operating Officer,
                                      Secretary and Treasurer
     Gregory R. Moxley......... 45  Chief Financial Officer and Vice
                                      President--Finance

_____________
  *  Member of Executive Committee of the Board of Directors


  H. Wayne Huizenga became one of our directors in August 1995 and serves as the Chairman of our Board of Directors. Mr. Huizenga has also served as Chairman of the Board of AutoNation, Inc., which owns the nation's largest chain of franchised automotive dealerships, since August 1995. Since May 1998, Mr. Huizenga has served as Chairman of the Board and Chief Executive Officer of Republic Services, Inc., a leading provider of non-hazardous solid waste collection and disposal services. Since September 1996, Mr. Huizenga has been Chairman of the Board of Boca Resorts, Inc., which owns and operates luxury resort properties as well as the Florida Panthers professional hockey franchise. Since June 1998, Mr. Huizenga has served as a director of NationsRent, Inc. a national chain providing rental equipment primarily to a broad range of construction and industrial customers. Since June 2000, Mr. Huizenga has served as a director of ANC Rental Corporation, which owns and operates Alamo Rent-A-Car, National Car Rental and CarTemps USA. Since May 2000, Mr. Huizenga has been Vice-Chairman of the Board of ZixIt Corporation, which develops and markets products and services that enhance privacy, security and convenience over the internet. Since October 1998, Mr. Huizenga has served as a director of theglobe.com, an internet online community. From September 1994 until October 1995, Mr. Huizenga served as the Vice-Chairman of Viacom Inc., a diversified entertainment and communications company. During the same period, Mr. Huizenga also served as the Chairman of the Board of Blockbuster Entertainment Group, a division of Viacom. From April 1987 through September 1995, Mr. Huizenga served as the Chairman of the Board and Chief Executive Officer of Blockbuster Entertainment Corporation ("Blockbuster"), during which time he helped build Blockbuster from a 19-store chain into the world's largest video rental company. In September 1994, Blockbuster merged into Viacom. In 1971, Mr. Huizenga co-founded Waste Management, Inc., which he helped build into the world's largest integrated solid waste services company, and he served in various capacities, including President, Chief Operating Officer and a director from its inception until 1984. Mr. Huizenga also currently owns the Miami Dolphins, and Pro Player Stadium, the home of the Miami Dolphins.

  George D. Johnson, Jr. has been our Chief Executive Officer and a director since January 1995. Mr. Johnson is the former President of the Consumer Products Division of Blockbuster Entertainment Group, a division of Viacom, Inc. In this position he was responsible for all U. S. video and music stores. Mr. Johnson has over 30 years of experience developing and managing various businesses. He was formerly the managing general partner of WJB Video, the largest Blockbuster franchisee which developed over 200 video stores prior to a merger with Blockbuster in 1993. Mr. Johnson also is the managing general partner of American Storage, LLC, a chain of 27 self-storage facilities located in the Carolinas and Georgia. He formerly served as a director of Viacom and Chairman of the

Board of Home Choice Holdings, Inc. and currently serves on the board of directors of AutoNation, Inc., Boca Resorts, Inc. and Duke Energy Corporation. He has been the Chairman of the Board of Directors of Johnson Development Associates, Inc. since its founding in 1986. Johnson Development Associates, Inc. is a real estate management, leasing, and development company controlling approximately four million square feet of commercial, retail, and industrial property located in the Carolinas and Georgia which are owned by various partnerships controlled by Mr. Johnson and his brother, Stewart H. Johnson. Mr. Johnson practiced law in Spartanburg, South Carolina from 1967 until 1986 and served three terms in the South Carolina House of Representatives.

  Robert A. Brannon has been our President and Chief Operating Officer since April 2000 and Secretary and Treasurer since August 1995. He is responsible for all aspects of our development, operations and marketing personnel. Mr. Brannon was our Chief Financial Officer and Senior Vice President from February 1995 until April 2000. Prior to joining Extended Stay America, Inc., he served as Vice President-Finance for the Domestic Home Video division of the Blockbuster Entertainment Group, where he was responsible for financial management and control of over 2,000 video stores. Prior to joining Blockbuster in 1993, Mr. Brannon was Chief Financial Officer for WJB Video and for American Storage, LLC. In those capacities, Mr. Brannon was responsible for the financial aspects of the development of over 200 video stores and 23 self-storage facilities. Prior to his participation in these businesses, Mr. Brannon served as a Certified Public Accountant in various management and staff positions with local and national accounting firms.

  Gregory R. Moxley has been Chief Financial Officer of Extended Stay America, Inc. since April 2000. He is responsible for overseeing accounting procedures and controls, financing, cash management, information systems and financial and tax reporting. Prior thereto, he served as our Vice President-Finance and Controller since October 1995. Prior to joining Extended Stay America, Inc., Mr. Moxley was Director of Financial Reporting and Assistant Treasurer for One Price Clothing Stores, Inc. and held various positions as a Certified Public Accountant including Senior Manager for Ernst & Young.

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

     10.2 Amended and Restated 1995 Stock Option Plan for Non-Employee Directors of the Company

     10.3  Amended and Restated 1996 Employee Stock Option Plan of the Company

     10.5  1997 Employee Stock Option Plan of the Company

     10.6  1998 Employee Stock Option Plan of the Company

(b) Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the fourth quarter of 2000.

(c) Exhibits

  Exhibit
  Number                         Description of Exhibit
  ------                         ----------------------

  3.1(a) Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(a) to the Company's Registration Statement on Form S-1, Registration No. 33-98452)

  3.1(b) Certificate of Amendment of Restated Certificate of Incorporation of the Company dated June 4, 1997 (incorporated by reference to Exhibit 3.1(b) to the Company's Report on Form 10-K for the year ended December 31, 1997)

  3.1(c) Conformed copy of Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1(c) to the Company's Report on Form 10-K for the year ended December 31, 1997)

  3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 33-98452)

  4.1 Specimen certificate representing shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-98452)

 10.1 Amended and Restated 1995 Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended March 31, 1996)

 10.2 Amended and Restated 1995 Stock Option Plan for Non-Employee Directors of the Company (incorporated by reference to Exhibit 10.9 to the Company's Report on Form 10-Q for the quarter ended June 30, 2000)

  Exhibit
  Number                         Description of Exhibit
  ------                         ----------------------

  10.3 Amended and Restated 1996 Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-Q for the quarter ended March 31, 1996)

  10.4 Joe Robbie Stadium Executive Suite License Agreement dated March 18, 1996 between Robbie Stadium Corporation and the Company (incorporated by reference to Exhibit 10.14 to the Company's Report on Form 10-Q for the quarter ended March 31, 1996)

  10.5 1997 Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997)

  10.6 1998 Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.9 to the Company's Report on Form 10-K for the year ended December 31, 1998)

  10.7 Amended and Restated Credit Agreement, dated as of June 7, 2000, by and between the Company, various banks, Morgan Stanley Senior Funding, Inc., and The Industrial Bank of Japan, Limited. (incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-Q for the quarter ended June 30, 2000)

  10.8(a) Lease Agreement dated as of November 30, 1998 by and between Bell
          Hill, LLC and ESA Management, Inc. (incorporated by reference to
          Exhibit 10.11(b) to the Company's Report on Form 10-K for the year ended December 31, 1998)

  10.8(b) Sublease Agreement dated as of July 1, 1999 by and between Johnson
          Development Associates, Inc. and ESA Management, Inc. (incorporated by reference to Exhibit 10.11(b) to the Company's Report on Form 10-K for the year ended December 31, 1999)

  10.9 Aircraft Dry Sub-Lease Agreement, dated as of July 2, 1998, between the Company and Advance America Cash Advance Centers, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1998)

  10.10 Pro Player Stadium Executive Suite License Agreement, dated as of July 16, 1998, by and between South Florida Stadium Corporation d/b/a Pro Player Stadium and the Company (incorporated by reference to Exhibit
          10.2 to the Company's Report on Form 10-Q for the quarter ended September 30, 1998)

  10.11 Broward County Arena Executive Suite License Agreement, by and between Arena Operating Company, Ltd. and the Company (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended September 30, 1998)

  10.12 Aircraft Dry Lease, dated as of July 12, 1999, by and between Wyoming Associates, Inc. and ESA Management, Inc. (Learjet, Serial No. 132) (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended September 30, 1999)

  10.13 Aircraft Dry Lease, dated as of July 12, 1999, by and between Wyoming Associates, Inc. and ESA Management, Inc. (Challenger, Serial No.
          3042) (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended September 30, 1999)

  10.14 Sublease between Wyoming Associates, Inc. and ESA Services, Inc., for hangar space for the Challenger in Spartanburg, South Carolina (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended June 30, 2000)

  10.15 Time Sharing Agreement, dated as of March 29, 2000, by and between Advance America Cash Advance Centers, Inc. and ESA Services, Inc. for the Learjet 31 (Serial No. 99) N1932K (incorporated by reference to
          Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended June 30, 2000)

  10.16 Time Sharing Agreement, dated as of March 29, 2000, by and between Advance America Cash Advance Centers, Inc. and ESA Services, Inc. for the Learjet 35 (Serial No. 332) N543WW (incorporated by reference to
          Exhibit 10.7 to the Company's Report on Form 10-Q for the quarter ended June 30, 2000)

  10.17 Time Sharing Agreement, dated as of November 6, 2000, by and between ESA Services, Inc. and George Dean Johnson, Jr. for the Learjet 55; (Serial No. 132) N122SU

  Exhibit
  Number                         Description of Exhibit
  ------                         ----------------------

  10.18 Time Sharing Agreement, dated as of November 6, 2000, by and between ESA Services, Inc. and George Dean Johnson, Jr. for the Challenger (Serial No. 3042) N333GJ

  10.19 Time Sharing Agreement, dated as of November 10, 2000, by and between ESA Services, Inc. and Advance America, Cash Advance Centers, Inc. for the Challenger; (Serial No. 3042) N333GJ

  10.20 Aircraft Dry Lease dated November 13, 2000 by and between Wyoming Associates, Inc. and ESA Services, Inc. for the Learjet 55 (Serial No.
          132) N122SU

  10.21 Aircraft Dry Lease dated November 13, 2000 by and between Wyoming Associates, Inc. and ESA Services, Inc. for the Challenger (Serial No.
          3042) N333GJ

  21.1    List of Subsidiaries of the Company
  23.1    Consent of PricewaterhouseCoopers LLP

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2001.

                                             Extended Stay America, Inc.

                                             By: /s/ George D. Johnson, Jr.
                                                 -------------------------------
                                                 George D. Johnson, Jr.
                                                 Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2001

               Signature                       Title
               ---------                       -----

Principal Executive Officer:

          /s/  George D. Johnson, Jr.        Chief Executive Officer
-------------------------------------
               George D. Johnson, Jr.

Principal Financial Officer:

          /s/  Gregory R. Moxley             Chief Financial Officer and
-------------------------------------
               Gregory R. Moxley             Vice President - Finance

Principal Accounting Officer:

          /s/  Patricia K. Tatham            Vice President - Corporate
-------------------------------------
               Patricia K. Tatham            Controller

A Majority of the Directors:

          /s/  H. Wayne Huizenga             Director
-------------------------------------
               H. Wayne Huizenga

          /s/  Donald F. Flynn               Director
-------------------------------------
               Donald F. Flynn

          /s/  George D. Johnson             Director
-------------------------------------
               George D. Johnson

          /s/  Stewart H. Johnson            Director
-------------------------------------
               Stewart H. Johnson

          /s/  John J. Melk                  Director
-------------------------------------
               John J. Melk

          /s/  Peer Pedersen                 Director
-------------------------------------
               Peer Pedersen