Form 10-Q
period 2001-03-31
EXTENDED STAY AMERICA INC
filed 2001-05-15
CIK 1002579

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ______________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2001

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

Yes    x    No
    -------    ------

  At May 9, 2001, the registrant had issued and outstanding an aggregate of 94,835,023 shares of Common Stock.

                                    PART I

                             FINANCIAL INFORMATION

Item 1.   Financial Statements

                          EXTENDED STAY AMERICA, INC.

               Condensed Consolidated Balance Sheets (Unaudited)
                       (In thousands, except share data)

                                          ASSETS
                                          ------
                                                                                                 March 31,      December 31,
                                                                                                   2001           2000(1)
                                                                                                ----------      ------------
Current assets:
   Cash and cash equivalents...............................................................     $    8,737       $   13,386
   Accounts receivable.....................................................................          7,183            9,152
   Prepaid expenses........................................................................          7,032            8,246
   Deferred income taxes...................................................................         38,069           37,487
   Other current assets....................................................................                              27
                                                                                                ----------       ----------
Total current assets.......................................................................         61,021           68,298
Property and equipment, net................................................................      2,090,646        2,035,492
Deferred loan costs, net...................................................................         15,810           17,086
Other assets...............................................................................            698              726
                                                                                                ----------       ----------
                                                                                                $2,168,175       $2,121,602
                                                                                                ==========       ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
Current liabilities:
   Accounts payable........................................................................     $   32,356      $   32,587
   Accrued retainage.......................................................................         10,664          10,076
   Accrued property taxes..................................................................         10,756          12,246
   Accrued salaries and related expenses...................................................          1,898           3,644
   Accrued interest........................................................................          1,821           6,590
   Other accrued expenses..................................................................         20,327          18,602
   Current portion of long-term debt.......................................................          5,000           5,000
                                                                                                ----------      ----------
    Total current liabilities..............................................................         82,822          88,745
                                                                                                ----------      ----------
Deferred income taxes......................................................................        107,884         103,224
                                                                                                ----------      ----------
Long-term debt.............................................................................        993,000         947,000
                                                                                                ----------      ----------

Commitments

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding
   Common stock, $.01 par value, 500,000,000 shares authorized, 94,496,823 and
     95,468,972 shares issued and outstanding, respectively................................            945             955
   Additional paid-in capital..............................................................        811,043         825,755
   Retained earnings.......................................................................        172,481         155,923
                                                                                                ----------      ----------
      Total stockholders' equity...........................................................        984,469         982,633
                                                                                                ----------      ----------
                                                                                                $2,168,175      $2,121,602
                                                                                                ==========      ==========

--------------
(1)  Derived from audited financial statements

    See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

            Condensed Consolidated Statements of Income (Unaudited)
                     (In thousands, except per share data)

                                                                            Three Months Ended
                                                                           ---------------------
                                                                           March 31,   March 31,
                                                                             2001        2000
                                                                           ---------   ---------
Revenue ................................................................   $134,414    $113,940
                                                                           --------    --------
Property operating expenses ............................................     56,839      50,931
Corporate operating and property management expenses ...................     11,626      10,913
Depreciation and amortization ..........................................     17,542      16,149
                                                                           --------    --------
        Total costs and expenses .......................................     86,007      77,993
                                                                           --------    --------
Income from operations before interest, income taxes and cumulative
  effect of accounting change ..........................................     48,407      35,947
Interest expense, net ..................................................     19,697      17,144
                                                                           --------    --------
Income before income taxes and cumulative effect of accounting change ..     28,710      18,803
Provision for income taxes .............................................     11,483       7,521
                                                                           --------    --------
Net income before cumulative effect of accounting change ...............     17,227      11,282
Cumulative effect of change in accounting for derivatives, net of
  income tax benefit of $446 ...........................................       (669)
                                                                           --------    --------
Net income .............................................................   $ 16,558    $ 11,282
                                                                           ========    ========
Net income per common share--Basic:
    Net income before cumulative effect of accounting change ...........   $   0.18    $   0.12
    Cumulative effect of accounting change .............................       (.01)
                                                                           --------    --------
Net income .............................................................   $   0.17    $   0.12
                                                                           ========    ========

Net income per common share--Diluted:
    Net income before cumulative effect of accounting change ...........   $   0.17    $   0.12
    Cumulative effect of accounting change .............................
                                                                           --------    --------
Net income .............................................................   $   0.17    $   0.12
                                                                           ========    ========
Weighted average shares:
    Basic ..............................................................     95,745      95,632
    Effect of dilutive options .........................................      3,129         446
                                                                           --------    --------
    Diluted ............................................................     98,874      96,078
                                                                           ========    ========

    See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                 Three Months Ended
                                                                               ----------------------
                                                                               March 31,    March 31,
                                                                                 2001         2000
                                                                               ---------    ---------
Cash flows from operating activities:
    Net income ............................................................    $ 16,558     $ 11,282
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization .....................................      17,542       16,149
        Amortization of deferred loan costs included in interest expense ..       1,292          965
        Deferred income taxes..............................................       4,078        7,182
        Cumulative effect of accounting change, net........................         669
        Changes in operating assets and liabilities........................      (1,455)      (4,971)
                                                                               --------     --------
            Net cash provided by operating activities .....................      38,684       30,607
                                                                               --------     --------
Cash flows from investing activities:
    Additions to property and equipment ...................................     (71,770)     (56,402)
    Other assets ..........................................................          27         (161)
                                                                               --------     --------
            Net cash used in investing activities .........................     (71,743)     (56,563)
                                                                               --------     --------
Cash flows from financing activities:
    Proceeds from long-term debt ..........................................      46,000       29,000
    Proceeds from issuance of common stock ................................      10,091
    Repurchases of Company common stock ...................................     (27,666)      (4,026)
    Additions to deferred loan costs ......................................         (15)         (16)
                                                                               --------     --------
            Net cash provided by financing activities .....................      28,410       24,958
                                                                               --------     --------
Increase (decrease) in cash and cash equivalents ..........................      (4,649)        (998)
Cash and cash equivalents at beginning of period ..........................      13,386        6,449
                                                                               --------     --------
Cash and cash equivalents at end of period ................................    $  8,737     $  5,451
                                                                               ========     ========
Noncash investing and financing transactions:
    Capitalized or deferred items included in accounts payable and accrued
      liabilities .........................................................    $ 28,026     $ 20,752
                                                                               ========     ========
Supplemental cash flow disclosures:
    Cash paid for:
        Income taxes.......................................................    $  4,250     $  3,935
                                                                               ========     ========
        Interest expense, net of amounts capitalized.......................    $ 23,335     $ 21,968
                                                                               ========     ========


     See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2001


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

     The condensed consolidated balance sheet data at December 31, 2000 was derived from audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles.

     Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     For the three months ended March 31, 2001 and 2000, the computation of diluted earnings per share does not include approximately 2.3 million and 13.1 million weighted average shares, respectively, of common stock represented by outstanding options because the exercise price of the options was greater than the average market price of common stock during the period.

     Certain previously reported amounts have been reclassified to conform with the current period's presentation.

  Revenue Recognition

     Effective December 31, 2000, we adopted the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" as amended. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue, including specifying basic criteria which must be met before revenue can be recognized. The adoption of SAB No. 101 had no impact on the Company's financial statements.

     Room revenue and other revenue are recognized when services are rendered. Amounts paid in advance are deferred until earned. Room revenue on weekly guests is recognized ratably. In the event a guest checks-out early, making them ineligible for the weekly rate, they are re-assessed at the daily rate with any resulting adjustment reflected in revenue on the date of check-out.

  Impairment of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", assets are generally evaluated on a market-by-market basis in making a determination as to whether such assets are impaired. At each year-end, the Company reviews long-lived assets for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

     The Company performed a comprehensive review of long-lived assets as of the end of December 31, 2000. Based on this review, no long-lived assets were deemed to be impaired.

  Derivative Financial Instruments and Cumulative Effect of a Change in
  Accounting

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

     Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, requires all derivatives to be carried on the balance sheet at fair value. SFAS No. 133, as amended, is effective for financial statements issued for periods beginning after December 15, 2000. At December 31, 2000, the carrying value of our interest rate cap contracts was $1,115,000 and their fair value was zero. The Company adopted SFAS No. 133 on January 1, 2001 and designated its interest rate cap contracts as cash-flow hedges of its variable rate debt. SFAS No. 133, as interpreted by the Derivatives Implementation Group, required the transition adjustment to be allocated between the cumulative-effect-type adjustment of earnings and the cumulative-effect-type adjustment of other comprehensive income based on our pre-SFAS No.133 accounting policy for the contracts. Since the fair value of the interest rate cap contracts at adoption was zero, the entire transition adjustment was recognized in earnings.


NOTE 2 -- PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                                        (000's Omitted)
                                                                    March 31,   December 31,
                                                                       2001           2000
                                                                   ----------     ----------
  Operating Facilities:
       Land and improvements.....................................  $  528,582     $  499,999
       Buildings and improvements................................   1,392,900      1,348,604
       Furniture, fixtures, equipment and supplies...............     264,458        258,212
                                                                   ----------     ----------
         Total Operating Facilities..............................   2,185,940      2,106,815
  Office furniture, fixtures and equipment.......................       8,122          8,084
  Facilities under development, including land and improvements..     111,563        118,110
                                                                   ----------     ----------
                                                                    2,305,625      2,233,009
  Less:  Accumulated depreciation................................    (214,979)      (197,517)
                                                                   ----------     ----------
  Total property and equipment...................................  $2,090,646     $2,035,492
                                                                   ==========     ==========

  The Company utilizes general contractors for the construction of its properties. Pursuant to the terms of the Company's contractual agreements with the general contractors, amounts are retained from payments made to them until such time as the terms of the agreement have been satisfactorily completed. Retained amounts are recorded as accrued retainage.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  We own and operate three brands in the extended stay lodging market-- StudioPLUSTM Deluxe Studios ("StudioPLUS"), EXTENDED STAYAMERICA Efficiency Studios ("EXTENDED STAY"), and Crossland Economy StudiosSM ("Crossland"). Each brand is designed to appeal to different price points generally below $500 per week. All three brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette; and a bathroom. StudioPLUS facilities serve the mid-price category and generally feature guest rooms that are larger than those in our other brands, an exercise facility, and a swimming pool. EXTENDED STAY rooms are designed to compete in the economy category. Crossland rooms are typically smaller than EXTENDED STAY rooms and are targeted for the budget category. In this Quarterly Report on Form 10-Q, the words "Extended Stay America", "Company", "we", "our", "ours", and "us" refer to Extended Stay America, Inc. and its subsidiaries unless the context suggests otherwise.

  The table below provides a summary of our selected development and operational results for the three months ended March 31, 2001 and 2000.

                                               Three Months
                                             Ended March 31,
                                            ------------------
                                              2001        2000
                                             -----       -----
Total Facilities Open (at period end)..        400         372
Total Facilities Opened................          8          10
Average Occupancy Rate.................         76%         73%
Average Weekly Room Rate...............      $ 321       $ 299

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

  At March 31, 2001, we had 400 operating facilities (39 Crossland, 267 EXTENDED STAY, and 94 StudioPLUS ) and had 28 facilities under construction (27 EXTENDED STAY and 1 StudioPLUS). We expect to complete the construction of the facilities currently under construction generally within the next twelve months, however, we cannot assure you that we will complete construction within the time periods we have historically experienced. Our ability to complete construction may be materially impacted by various factors including final permitting and obtaining certificates of occupancy, as well as weather-induced construction delays.

Results of Operations

 Property Operations

  The following is a summary of the number of properties in operation at the end of each period along with the related average occupancy rates and average weekly room rates during each period:

                                                           For the Three Months Ended
                             --------------------------------------------------------------------------------------
                                          March 31, 2001                                March 31, 2000
                             ----------------------------------------      ----------------------------------------
                                             Average        Average                        Average        Average
                             Facilities     Occupancy     Weekly Room      Facilities     Occupancy     Weekly Room
                                Open          Rate           Rate             Open          Rate           Rate
                             ----------     ---------     -----------      ----------     ---------     -----------
Crossland...............         39           78%            $223               39            74%          $213
EXTENDED STAY...........        267           76              333              242            73            305
StudioPLUS..............         94           74              346               91            73            340
                                ---           --             ----              ---            --           ----
  Total.................        400           76%            $321              372            73%          $299
                                ===           ==             ====              ===            ==           ====

  The increase in overall average occupancy rates for the first quarter of 2001 compared to the first quarter of 2000 reflects, primarily, general changes in the overall supply and demand for lodging products in various markets in which we operate. The increase in overall average weekly room rates for the first quarter of 2001 compared to the first quarter of 2000 is due to increases in rates charged in previously opened properties and, particularly for the EXTENDED STAY brand, the geographic dispersion of properties opened since March 31, 2000 and the higher standard weekly room rates in certain of those markets.

  Comparable hotels, consisting of the 305 properties opened for at least one year at the beginning of the first quarter of 2000, realized the following percentage changes in the components of REVPAR (revenue per available room) for the first quarter of 2001 as compared with the first quarter of 2000:

                                Crossland     EXTENDED STAY     StudioPLUS      Total
                                ---------     -------------     ----------      -----
Comparable Hotels                   33            195               77           305
Occupancy                          5.2%           2.4%             0.1%         2.3%
Average Weekly Rate                5.2%           4.2%            (0.1)%        3.3%
REVPAR                            10.6%           6.7%             0.0%         5.7%

  We believe that the percentage changes in the components of REVPAR for the Crossland and StudioPLUS brands differ significantly from the EXTENDED STAY brand primarily as a result of the number and geographic dispersion of the comparable hotels.

  We recognized total revenue of $134.4 million for the first quarter of 2001 and $113.9 million for the first quarter of 2000. This is an increase of $20.5 million, or 18%. Approximately $13.3 million of the increased revenue was attributable to properties opened subsequent to December 31, 1999 and approximately $7.2 million was attributable to an increase in revenue for the 362 properties that we owned and operated throughout both periods.

  Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating and property management expenses, depreciation, or interest were $56.8 million (42% of total revenue) for the first quarter of 2001, compared to $50.9 million (45% of total revenue) for the first quarter of 2000. We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to occupancy rate increases or decreases because the majority of these expenses do not vary based on occupancy. Our overall occupancy rates were 76% for the first quarter of 2001 and 73% for the first quarter of 2000 and our property operating margins were 58% for the first quarter of 2001 and 55% for the first quarter of 2000.

  The provisions for depreciation and amortization for our lodging facilities were $17.3 million and $15.8 million for the first quarter of 2001 and 2000, respectively. These provisions were computed using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation. Depreciation and amortization for the first quarter of 2001 increased as compared to the first quarter of 2000 because we operated 28 additional facilities in 2001 and we operated for a full quarter the 10 properties that were opened in the first quarter of 2000.

 Corporate Operations

  Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. These expenses consist primarily of personnel and certain marketing costs, as well as development costs that are not directly related to a site that we will develop. We incurred corporate operating and property management expenses of $11.6 million (9% of total revenue) in the first quarter of 2001 and $10.9 million (10% of total revenue) in the first quarter of 2000. The increase in the amount of these expenses for the first quarter of 2001 as compared to the same period in 2000 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated. We expect these expenses will continue to increase in total amount but decline moderately as a percentage of revenue as we develop and operate additional facilities in the future.

  Depreciation and amortization was $280,000 for the quarter ended March 31, 2001 and $326,000 for the comparable period in 2000. These provisions were computed using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of our facilities. These assets were primarily office furniture and equipment.

  We realized $161,000 of interest income in the first quarter of 2001 and $197,000 in the first quarter of 2000. This interest income was primarily attributable to the temporary investment of funds drawn under our credit facilities. We incurred interest charges of $22.5 million during the first quarter of 2001 and $19.5 million during the first quarter of 2000. Of these amounts, $2.6 million in the first quarter of 2001 and $2.2 million in the first quarter of 2000 were capitalized and included in the cost of buildings and improvements.

  We recognized income tax expense of $11.5 million and $7.5 million (40% of income before income taxes and the cumulative effect of an accounting change in both periods) for the first quarter of 2001 and 2000, respectively. Our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes. We expect our annualized effective income tax rate for 2001 will be approximately 40%.

 Cumulative Effect of a Change in Accounting

  Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, requires all derivatives to be carried on the balance sheet at fair value. SFAS No. 133, as amended, is effective for financial statements issued for periods beginning after December 15, 2000. At December 31, 2000, the carrying value of our interest rate cap contracts was $1,115,000 and their fair value was zero. The Company adopted SFAS No. 133 on January 1, 2001 and designated its interest rate cap contracts as cash-flow hedges of its variable rate debt. SFAS No. 133, as interpreted by the Derivatives Implementation Group, required the transition adjustment to be allocated between the cumulative-effect-type adjustment of earnings and the cumulative-effect-type adjustment of other comprehensive income based on our pre-SFAS No. 133 accounting policy for the contracts. Since the fair value of the interest rate cap contracts at adoption was zero, the entire transition adjustment was recognized in earnings.

Liquidity and Capital Resources

  We had net cash and cash equivalents of $8.7 million as of March 31, 2001 and $13.4 million as of December 31, 2000. At March 31, 2001 we had approximately $4.0 million invested and at December 31, 2000 we had approximately $14.0 million invested in short-term demand notes having credit ratings of A1/P1 or the equivalent using domestic commercial banks and other financial institutions. We also deposited excess funds during these periods in an overnight sweep account with a commercial bank which in turn invested these funds in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, we did not take possession of the securities, which were instead held by the financial institutions. The market value of the securities held pursuant to these arrangements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

  Our operating activities generated cash of $38.7 million during the three months ended March 31, 2001 and $30.6 million during the three months ended March 31, 2000.

  We used $71.8 million to acquire land and develop and furnish a total of 36 sites opened or under construction in the three months ended March 31, 2001 and $56.4 million for 30 sites in the three months ended March 31, 2000.

  Our cost to develop a property varies significantly by brand and by geographic location due to differences in land and labor costs. Similarly, the average weekly rate charged and the resultant cash flow from these properties will vary significantly but generally are expected to be in proportion to the development costs. For the 359 properties we opened from January 1, 1996 through December 31, 2000, the average development cost was approximately $5.5 million with an average of 107 rooms. In 2001, we expect to open a number of properties in the Northeast and West where average development costs are higher. Accordingly, we expect our average development cost for 2001 to increase to approximately $9.0 million per property.

  We made open market repurchases of 567,800 shares of common stock for approximately $4.0 million in the three months ended March 31, 2000 and 1,987,4000 shares of common stock for approximately $27.7 million in the three months ended March 31, 2001. We received net proceeds from the exercise of options to purchase common stock totaling $10.1 million in the three months ended March 31, 2001.

  In addition to our $200 million 9.15% Senior Subordinated Notes due 2008 (the "Notes"), we have a $1.0 billion credit facility (the "Credit Facility") which provides for revolving loans and term loans on a senior collateralized basis. Loans under the Credit Facility bear interest, at our option, at either a variable prime-based rate or a variable LIBOR-based rate, plus an applicable margin. As of March 31, 2001, we had outstanding under the Credit Facility revolving loans of $153 million and terms loans of $645 million, net of scheduled principal repayments, leaving $197 million available and committed under the Credit Facility. Availability of the revolving loans under the Credit Facility is dependent, however, upon us satisfying certain financial ratios of debt and interest compared to earnings before interest, taxes, depreciation, and amortization, with these amounts being calculated pursuant to definitions contained in the Credit Facility.

  Our primary market risk exposures result from the variable nature of the interest rates on borrowings under the Credit Facility. We entered into the Credit Facility for purposes other than trading. Based on the levels of borrowings under the Credit Facility at March 31, 2001, if interest rates changed by 1.0%, our annual cash flow and net income would change by $4.8 million. We manage our market risk exposures by periodic evaluation of such exposures relative to the costs of reducing the exposures by entering into interest rate swaps or by refinancing the underlying obligations with longer term fixed rate debt obligations. We do not own derivative financial instruments or derivative commodity instruments other than interest rate cap contracts on a total of $800 million that limit our exposure to LIBOR increases to a maximum LIBOR rate of 7.88% from June 16, 2000 through June 16, 2001 and to a maximum LIBOR rate of 8.88% from June 17, 2001 through June 16, 2002.

  We plan to develop approximately 28 properties with total costs of approximately $250 million in 2001. We will seek to increase our annual investment in extended stay properties to $350 million for 2002. We had commitments not reflected in our financial statements at March 31, 2001 totaling approximately $140 million to complete construction of extended stay properties. We believe that the remaining availability under the Credit Facility, together with cash on hand and cash flows from operations, will provide sufficient funds to continue our expansion as presently planned and to fund our operating expenses through 2002. We may need additional capital depending on a number of factors, including the number of properties we construct or acquire, the timing of that development, the cash flow generated by our properties, and the amount of open market repurchases we make of our Common Stock. Also, if capital markets provide favorable opportunities, our plans or assumptions change or prove to be inaccurate, our existing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions, we may seek additional capital sooner than currently anticipated. In the event we obtain additional capital, we may seek to increase property openings in future years. Sources of capital may include public or private debt or equity financing. We cannot assure you that we will be able to obtain additional financing on acceptable terms, if at all. Our failure to raise additional capital could result in the delay or abandonment of some or all of our development and expansion plans, and could have a material adverse effect on us.

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

     . our ability to increase or maintain revenue and profitability in our new and mature properties;

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

                                    PART II

                               OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-k



(a)  Exhibits

     Exhibit
     Number                         Description of Exhibit
     ------                         ----------------------

      10.1 Time Sharing Agreement, dated as of January 19, 2001, by and between Advance America Cash Advance Centers, Inc. and ESA Services, Inc. for the Learjet 31 (Serial No. 99) N1932K

      10.2 Time Sharing Agreement, dated as of January 19, 2001, by and between Advance America Cash Advance Centers, Inc. and ESA Services, Inc. for the Learjet 35; (Serial No. 332) N543WW

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2001.

                                       EXTENDED STAY AMERICA, INC.


                                       /s/ GREGORY R. MOXLEY
                                       ----------------------------------------
                                           Gregory R. Moxley
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                       /s/ PATRICIA K. TATHAM
                                       ----------------------------------------
                                           Patricia K. Tatham
                                           Vice President - Corporate Controller
                                           (Principal Accounting Officer)