Form 10-Q
period 2001-06-30
EXTENDED STAY AMERICA INC
filed 2001-08-14
CIK 1002579

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ______________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2001

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

Yes   X     No _____
    -----

  At August 10, 2001, the registrant had issued and outstanding an aggregate of 92,778,295 shares of Common Stock.

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EXTENDED STAY AMERICA, INC.

               Condensed Consolidated Balance Sheets (Unaudited)
                       (In thousands, except share data)

             ASSETS
            ----------
                                                                    June 30,    December 31,
                                                                      2001         2000(1)
                                                                   ----------   ------------
Current assets:
 Cash and cash equivalents....................................     $    8,625    $   13,386
 Accounts receivable..........................................          7,619         9,152
 Prepaid expenses.............................................          7,304         8,246
 Deferred income taxes........................................         36,108        37,487
 Other current assets.........................................                           27
                                                                   ----------    ----------
    Total current assets......................................         59,656        68,298
Property and equipment, net...................................      2,159,357     2,035,492
Deferred loan costs, net......................................         21,879        17,086
Other assets..................................................            813           726
                                                                   ----------    ----------
                                                                   $2,241,705    $2,121,602
                                                                   ==========    ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Current liabilities:
 Accounts payable.............................................     $   39,465    $   32,587
 Accrued retainage............................................         10,383        10,076
 Accrued property taxes.......................................         11,902        12,246
 Accrued salaries and related expenses........................          3,816         3,644
 Accrued interest.............................................          6,018         6,590
 Other accrued expenses.......................................         25,736        18,602
 Current portion of long-term debt............................          3,837         5,000
                                                                   ----------    ----------
    Total current liabilities.................................        101,157        88,745
                                                                   ----------    ----------
Deferred income taxes.........................................        113,290       103,224
                                                                   ----------    ----------
Long-term debt................................................      1,016,163       947,000
                                                                   ----------    ----------

Commitments

Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares
 authorized; no shares issued and outstanding.................
 Common stock, $.01 par value, 500,000,000 shares authorized;
    94,964,870 and 95,468,972 shares issued and outstanding,
    respectively............... ..............................            950           955
 Additional paid-in capital...................................        817,216       825,755
 Retained earnings............................................        192,929       155,923
                                                                   ----------    ----------
    Total stockholders' equity................................      1,011,095       982,633
                                                                   ----------    ----------
                                                                   $2,241,705    $2,121,602
                                                                   ==========    ==========

_____________________
(1)  Derived from audited financial statements


    See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

            Condensed Consolidated Statements of Income (Unaudited)
                     (In thousands, except per share data)

                                                              Three Months Ended   Six Months Ended
                                                              ------------------  -------------------
                                                              June 30,  June 30,  June 30,   June 30,
                                                                2001      2000      2001       2000
                                                              --------  --------  --------   --------
Revenue.....................................................  $143,112  $133,236  $277,527   $247,176

Property operating expenses.................................    56,694    51,972   113,533    102,903
Corporate operating and property
  management expenses.......................................    11,773    11,070    23,399     21,983
Headquarters relocation costs...............................     4,426               4,426
Depreciation and amortization...............................    17,745    16,357    35,287     32,507
                                                              --------  --------  --------   --------
   Total costs and expenses.................................    90,638    79,399   176,645    157,393
                                                              --------  --------  --------   --------

Income from operations before interest, income taxes and
  cumulative effect of accounting change....................    52,474    53,837   100,882     89,783

Interest expense, net.......................................    18,394    18,420    38,092     35,564
                                                              --------  --------  --------   --------

Income before income taxes and cumulative effect of
 accounting change..........................................    34,080    35,417    62,790     54,219

Provision for income taxes..................................    13,632    14,168    25,115     21,689
                                                              --------  --------  --------   --------

Net income before cumulative effect of accounting change....    20,448    21,249    37,675     32,530

Cumulative effect of change in accounting for derivatives,
 net of income tax benefit of $466..........................                          (669)
                                                              --------  --------  --------   --------

Net income..................................................  $ 20,448  $ 21,249  $ 37,006   $ 32,530
                                                              ========  ========  ========   ========

Net income per common share - Basic:
 Net income before cumulative effect of accounting change...  $   0.22  $   0.22  $   0.40   $   0.34
 Cumulative effect of accounting change.....................                         (0.01)
                                                              --------  --------  --------   --------
 Net income.................................................  $   0.22  $   0.22  $   0.39   $   0.34
                                                              ========  ========  ========   ========

Net income per common share - Diluted:
 Net income before cumulative effect of accounting change...  $   0.21  $   0.22  $   0.38   $   0.34
 Cumulative effect of accounting change.....................
                                                              --------  --------  --------   --------
 Net income.................................................  $   0.21  $   0.22  $   0.38   $   0.34
                                                              ========  ========  ========   ========

Weighted average shares:
 Basic......................................................    94,773    95,232    95,256     95,432
 Effect of dilutive options.................................     3,122       677     3,128        502
                                                              --------  --------  --------   --------
 Diluted....................................................    97,895    95,909    98,384     95,934
                                                              ========  ========  ========   ========

     See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                          Six Months Ended
                                                                       ----------------------
                                                                        June 30,    June 30,
                                                                         2001        2000
                                                                       ---------   ---------
Cash flows from operating activities:
 Net income..........................................................  $  37,006   $  32,530
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.....................................     35,287      32,507
   Amortization of deferred loan costs included in interest expense..      2,583       2,033
   Deferred income taxes.............................................     11,445      14,595
   Cumulative effect of accounting change, net.......................        669
   Changes in operating assets and liabilities.......................     10,104         195
                                                                       ---------   ---------
     Net cash provided by operating activities.......................     97,094      81,860
                                                                       ---------   ---------
Cash flows from investing activities:
 Additions to property and equipment.................................   (149,929)   (127,652)
 Other assets........................................................        (87)       (315)
                                                                       ---------   ---------
     Net cash used in investing activities...........................   (150,016)   (127,967)
                                                                       ---------   ---------
Cash flows from financing activities:
 Proceeds from long-term debt........................................    399,000     283,000
 Repayments of term loans and revolving credit facility..............   (331,000)   (219,000)
 Proceeds from issuance of common stock..............................     15,203          70
 Repurchases of Company common stock.................................    (27,666)     (8,574)
 Additions to deferred loan costs....................................     (7,376)     (5,772)
                                                                       ---------   ---------
     Net cash provided by financing activities.......................     48,161      49,724
                                                                       ---------   ---------
(Decrease) increase in cash and cash equivalents.....................     (4,761)      3,617
Cash and cash equivalents at beginning of period.....................     13,386       6,449
                                                                       ---------   ---------
Cash and cash equivalents at end of period...........................  $   8,625   $  10,066
                                                                       =========   =========

Noncash investing and financing transactions:
 Capitalized or deferred items included in accounts payable
  and accrued liabilities............................................  $  37,931   $  22,485
                                                                       =========   =========

Supplemental cash flow disclosures:
 Cash paid for:
  Income taxes.......................................................  $  10,466   $  14,661
                                                                       =========   =========
  Interest expense, net of amounts capitalized.......................  $  36,430   $  33,881
                                                                       =========   =========

     See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001


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

  Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

  The computation of diluted earnings per share for the three months ended June 30, 2001 and 2000 does not include approximately 2.3 million and 9.4 million weighted average shares, respectively, and for the six months ended June 30, 2001 and 2000 does not include approximately 2.3 million and 12.8 million weighted average shares, respectively, of common stock represented by outstanding options because the exercise price of the options for the periods was greater than the average market price of common stock during the periods.

  Certain previously reported amounts have been reclassified to conform with the current period's presentation.

Revenue Recognition

  Effective December 31, 2000, the Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" as amended. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue, including specifying basic criteria which must be met before revenue can be recognized. The adoption of SAB No. 101 had no impact on the Company's financial statements.

  Room revenue and other revenue are recognized when services are rendered. Amounts paid in advance are deferred until earned. Room revenue on weekly guests is recognized ratably. In the event a guest checks-out early making them ineligible for the weekly rate, they are re-assessed at the daily rate with any resulting adjustment reflected in revenue on the date of check-out.

Impairment of Long-Lived Assets

  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", assets are generally evaluated on a market-by-market basis in making a determination as to whether such assets are impaired. At each year-end, we review long-lived assets for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

  The Company performed a comprehensive review of long-lived assets as of the end of December 31, 2000. Based on this review, no long-lived assets were deemed to be impaired.

Derivative Financial Instruments and Cumulative Effect of a Change in Accounting

  The Company does not enter into financial instruments for trading or speculative purposes. The Company uses interest rate cap contracts to hedge its exposure on variable rate debt. Through December 31, 2000, the cost of the caps was included in prepaid expenses and amortized to interest expense over the life of the cap contract.

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

Headquarters Relocation Costs

  On May 18, 2001, we announced that we would be relocating our corporate headquarters from Ft. Lauderdale, Florida to Spartanburg, South Carolina. We expect to incur non-recurring charges of approximately $8.5 million during 2001 in connection with the move, including approximately $2.4 million in non-cash charges related to the abandonment of unamortized leasehold improvements and charges associated with the valuation of stock options for terminated employees. Through June 30, 2001, we had incurred approximately $4.4 million of such charges.

New Accounting Releases

  In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for by the purchase method. This statement also requires the separate recognition of intangible assets apart from goodwill that can be identified in a purchase and increases the financial statement disclosures associated with business combinations. This statement is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 requires a non-amortization approach for goodwill in which goodwill will be tested for impairment at least annually by evaluating the fair value of the acquired business. This statement is effective for fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. SFAS No. 141 and SFAS No. 142 will have no impact on the Company's financial statements.

NOTE 2 -- PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                                           (000's Omitted)
                                                                       June 30,    December 31,
                                                                         2001           2000
                                                                      ----------     ----------
     Operating Facilities:
       Land and improvements........................................  $  545,063     $  499,999
       Buildings and improvements...................................   1,420,105      1,348,604
       Furniture, fixtures, equipment and supplies..................     268,024        258,212
         Total Operating Facilities.................................   2,233,192      2,106,815
     Office furniture, fixtures and equipment.......................       8,284          8,084
     Facilities under development, including land and improvements..     150,466        118,110
                                                                      ----------     ----------
                                                                       2,391,942      2,233,009
     Less:  Accumulated depreciation................................    (232,585)      (197,517)
     Total property and equipment...................................  $2,159,357     $2,035,492
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

NOTE 3 -- LONG-TERM DEBT

  On June 27, 2001, the Company issued $300 million 9.875% Senior Subordinated Notes due 2011. The net proceeds were used to reduce amounts outstanding under the Company's existing credit agreement. The Company is obligated to cause the notes to generally be freely transferable no later than six months after their issuance or the annual interest rate will increase by 0.5%. Interest on the notes is payable semiannually on June 15 and December 15. The notes are not collateralized, are pari passu with the Company's existing $200 million 9.15% Senior Subordinated Notes due 2008, and are subordinated to the Company's senior indebtedness. The notes contain certain covenants for the benefit of the holders. These covenants, among other things, limit the Company's ability under certain circumstances to incur additional indebtedness, pay dividends and make investments and other restricted payments, enter into transactions with 5% stockholders or affiliates, create liens, and sell assets.

  On July 24, 2001, the Company entered into an agreement with various banks establishing $900 million in credit facilities that provide for revolving loans and term loans on a senior collateralized basis. The proceeds of the credit facilities are to be used for general corporate purposes and to retire existing indebtedness under the Company's existing credit agreement.

  In connection with the termination of its previously existing credit facility on July 24, 2001, the Company incurred an extraordinary charge of $6.0 million, net of income taxes of $4.0 million, associated with the write-off of unamortized deferred debt costs which will be reflected in earnings for the quarter ending September 30, 2001.

  Loans under the new credit facilities bear interest, at the Company's option, at either a prime-based rate or a LIBOR-based rate plus an applicable margin. The table below illustrates the amounts committed under the new credit facilities and the interest on loans made under the new credit facilities:

                                                                           Applicable Margin Over
                                                                           ----------------------
             Description                             Total Amount          Prime        LIBOR           Maturity
             -----------                             ------------          -----        -----           --------
Revolving Facility............................       $200 million          1.25%        2.25%           6 years
A-1 Facility (term loan)......................         50 million          1.25%        2.25%           6 years
A-2 Facility (delayed draw term loan).........         50 million          1.25%        2.25%           6 years
A-3 Facility (delayed draw term loan).........        100 million          1.25%        2.25%           6 years
B Facility (term loan)........................        500 million          1.75%        2.75%      January 15, 2008

  Upon completing the refinancing of the credit facilities on July 24, 2001, the Company had outstanding loans of $5 million under the revolving facility and $550 million under the term loans, leaving $345 million available and committed under the new credit facilities. Availability of the revolving facility depends, however, upon the Company satisfying certain financial ratios of debt and interest compared to earnings before interest, taxes, depreciation and amortization, with these amounts being calculated pursuant to definitions contained in the new credit agreement.

  The loans under the new credit facilities will mature on the dates set forth in the table above. The A-1, A-2 and A-3 term loans will be amortized in quarterly installments of varying amounts over six years and the B term loan will be subject to principal payments of 1% of the initial loan amounts in each of the first six years following the closing date with the remaining principal balance to be repaid during the seventh year.

  The Company's obligations under the new credit facilities are guaranteed by each of its subsidiaries. The new credit facilities are also collateralized by a first priority lien on all stock of the Company's subsidiaries and all other current and future assets owned by the Company and its subsidiaries (other than mortgages on real property).

  The new credit facilities contain a number of negative covenants, including, among others, covenants that limit the Company's ability under certain circumstances to incur debt, make investments, pay dividends, prepay other indebtedness, engage in transactions with affiliates, enter into sale-leaseback transactions, create liens, make capital expenditures, acquire or dispose of assets, or engage in mergers or acquisitions. In addition, the new credit facilities contain affirmative covenants, including, among others, covenants that require the Company to maintain its corporate existence, comply with laws, maintain its properties and insurance, and deliver financial and other information to the lenders. The new credit facility also requires the Company to comply with certain financial tests and to maintain certain financial ratios on a consolidated basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  We own and operate three brands in the extended stay lodging market-- StudioPLUS(TM) Deluxe Studios ("StudioPLUS"), EXTENDED STAYAMERICA Efficiency Studios ("EXTENDED STAY"), and Crossland Economy Studios(SM) ("Crossland"). Each brand is designed to appeal to different price points that are generally below $500 per week. All three brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette; and a bathroom. StudioPLUS facilities serve the mid-price category and generally feature guest rooms that are larger than those in our other brands, an exercise facility, and a swimming pool. EXTENDED STAY rooms are designed to compete in the economy category. Crossland rooms are typically smaller than EXTENDED STAY rooms and are targeted for the budget category. In this Quarterly Report on Form 10-Q, the words "Extended Stay America", "Company", "we", "our", "ours", and "us" refer to Extended Stay America, Inc. and its subsidiaries unless the context suggests otherwise.

  The table below provides a summary of our selected development and operational results for the three months and six months ended June 30, 2001 and 2000.

                                                  Three Months         Six Months
                                                 Ended June 30,      Ended June 30,
                                                 --------------      --------------
                                                 2001     2000       2001     2000
                                                 ----     ----       ----     ----
Total Facilities Open (at period end).......       405      378        405      378
Total Facilities Opened.....................         5        6         13       16
Average Occupancy Rate......................        79%      83%        77%      78%
Average Weekly Room Rate....................     $ 321    $ 302      $ 321    $ 301

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

  At June 30, 2001, we had 405 operating facilities (39 Crossland, 272 EXTENDED STAY, and 94 StudioPLUS) and had 38 facilities under construction (37 EXTENDED STAY and 1 StudioPLUS). We expect to complete the construction of the facilities currently under construction generally within the next twelve months, however, we cannot assure you that we will complete construction within the time periods we have historically experienced. Our ability to complete construction may be materially impacted by various factors including final permitting and obtaining certificates of occupancy, as well as weather-induced construction delays.

Results of Operations

 For the Three Months Ended June 30, 2001 and 2000

 Property Operations

  The following is a summary of the number of properties in operation at the end of each period along with the related average occupancy rates and average weekly room rates during each period:


                                                    For the Three Months Ended
                       -----------------------------------------------------------------------------------
                                   June 30, 2001                               June 30, 2000
                       ---------------------------------------     ---------------------------------------
                                      Average        Average                      Average        Average
                       Facilities    Occupancy     Weekly Room     Facilities    Occupancy     Weekly Room
                          Open          Rate          Rate            Open          Rate          Rate
                       ----------  --------------  -----------     ----------  --------------  -----------
Crossland..............    39             78%         $222             39             82%        $ 213
EXTENDED STAY..........   272             79           332            248             84           308
StudioPLUS.............    94             78           344             91             82           342
                          ---             --          ----            ---             --         -----
  Total................   405             79%         $321            378             83%        $ 302
                          ===             ==          ====            ===             ==         =====

  The decrease in overall average occupancy rates for the second quarter of 2001 compared to the second quarter of 2000 reflects, primarily, the impact of a general decline in demand for lodging products as a result of the slowing U.S. economy. The increase in overall average weekly room rates for the second quarter of 2001 compared to the second quarter of 2000 is due to increases in rates charged in previously opened properties and, particularly for the EXTENDED STAY brand, the geographic dispersion of properties opened since June 30, 2000 and the higher standard weekly room rates in certain of those markets.

  Comparable hotels, consisting of the 305 properties opened for at least one year at the beginning of the first quarter of 2000, realized the following percentage changes in the components of REVPAR (revenue per available room) for the second quarter of 2001 as compared with the second quarter of 2000:

                                                   Crossland      EXTENDED STAY     StudioPLUS      Total
                                                   ----------     --------------    -----------     ------
     Number of Comparable Hotels..............         33               195              77           305
     Change in Occupancy Rate.................       (4.8)%            (5.3)%          (4.1)%        (5.0)%
     Change in Average Weekly Rate............        4.7%              2.6%           (1.4)%         2.0%
     Change in REVPAR.........................       (0.3)%            (2.8)%          (5.5)%        (3.1)%

  We believe that the percentage changes in the components of REVPAR for the Crossland and StudioPLUS brands differ significantly from the EXTENDED STAY brand primarily as a result of the number and geographic dispersion of the comparable hotels. We believe that the declines in occupancy experienced in the second quarter are consistent with the overall lodging industry and are a result of the slowing U.S. economy. If demand for lodging continues at the rates experienced during May and June of this year, we expect that we will experience declines in REVPAR for the remainder of the year of 3% to 5% when compared to the prior year.

  We recognized total revenue of $143.1 million for the second quarter of 2001 and $133.2 million for the second quarter of 2000. This is an increase of $9.9 million, or 7%. The 372 properties that we owned and operated throughout both periods experienced an aggregate decrease in revenue of approximately $2.7 million which was offset by approximately $12.6 million of incremental revenue attributable to properties opened after March 31, 2000.

  Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating and property management expenses, depreciation, or interest were $56.7 million (40% of total revenue) for the second quarter of 2001, compared to $52.0 million (39% of total revenue) for the second quarter of 2000. We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to occupancy rate increases or decreases because the majority of these expenses do not vary based on occupancy. Our overall occupancy rates were 79% for the second quarter of 2001 and 83% for the second quarter of 2000. Our property operating margins were 60% for the second quarter of 2001 and 61% for the second quarter of 2000.

  The provisions for depreciation and amortization for our lodging facilities were $17.5 million for the second quarter of 2001 and $16.0 million for the second quarter of 2000. These provisions were computed using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation. Depreciation and amortization for the second quarter of 2001 increased as compared to the second quarter of 2000 because we operated 27 additional facilities in 2001 and we operated for a full quarter the 6 properties that were opened in the second quarter of 2000.

 Corporate Operations

  Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. These expenses consist primarily of personnel and certain marketing costs, as well as development costs that are not directly related to a site that we will develop. We incurred corporate operating and property management expenses of $11.8 million (8% of total revenue) in the second quarter of 2001 and $11.1 million (8% of total revenue) in the second quarter of 2000. The increase in the amount of these expenses for the second quarter of 2001 as compared to the same period in 2000 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated. We expect these expenses will continue to increase in total amount but decline moderately as a percentage of revenue as we develop and operate additional facilities in the future.

  On May 18, 2001, we announced that we would be relocating our corporate headquarters from Ft. Lauderdale, Florida to Spartanburg, South Carolina. We expect to incur non-recurring charges of approximately $8.5 million during 2001 in connection with the move, including approximately $2.4 million in non-cash charges related to the abandonment of unamortized leasehold improvements and charges associated with the valuation of stock options for terminated employees. Through June 30, 2001, we had incurred approximately $4.4 million of such charges.

  Depreciation and amortization was $275,000 for the quarter ended June 30, 2001 and $316,000 for the comparable period in 2000. These provisions were computed using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of our facilities. These assets were primarily office furniture and equipment.

  We realized $170,000 of interest income in the second quarter of 2001 and $139,000 in the second quarter of 2000. This interest income was primarily attributable to the temporary investment of funds drawn under our credit facilities. We incurred interest charges of $20.9 million during the second quarter of 2001 and $20.9 million in the second quarter of 2000. Of these amounts, $2.3 million in the second quarter of 2001 and $2.3 million in the second quarter of 2000 were capitalized and included in the cost of buildings and improvements.

  We recognized income tax expense of $13.6 million and $14.2 million (40% of income before income taxes and the cumulative effect of an accounting change, in both periods) for the second quarter of 2001 and 2000, respectively. Our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes. We expect our annualized effective income tax rate for 2001 will be approximately 40%.

 For the Six Months Ended June 30, 2001 and 2000

 Property Operations

  The following is a summary of the properties in operation at the end of each period along with the related average occupancy rates and average weekly room rates during each period:

                                                    For the Six Months Ended
                        ------------------------------------------------------------------------------------
                                    June 30, 2001                                June 30, 2000
                        ---------------------------------------      ---------------------------------------
                                       Average        Average                       Average        Average
                        Facilities    Occupancy     Weekly Room      Facilities    Occupancy     Weekly Room
                           Open          Rate          Rate             Open          Rate          Rate
                        ----------  --------------  -----------      ----------  --------------  -----------
Crossland...........        39             78%        $ 223              39             78%        $ 213
EXTENDED STAY.......       272             78           332             248             79           307
StudioPLUS..........        94             76           345              91             78           341
                           ---             --         -----             ---             --         -----
  Total.............       405             77%        $ 321             378             78%        $ 301
                           ===             ==         =====             ===             ==         =====

  The decrease in overall average occupancy rates for the six-month period ended June 30, 2001 compared to the same period in 2000 reflects, primarily, the impact of a general decline in demand for lodging products as a result of the slowing U.S. economy which affected the Company's occupancy levels beginning in the second quarter of 2001. The increase in overall average weekly room rates for the six months ended June 30, 2001 as compared to the same period of 2000 is due to increases in rates charged at previously opened properties and, particularly for the EXTENDED STAY brand, the geographic dispersion of properties opened since June 30, 2000 and the higher standard weekly room rates in certain of those markets.

  Comparable hotels, consisting of the 305 properties opened for at least one year at the beginning of the first quarter of 2000, realized the following percentage changes in the components of REVPAR for the six months ended June 30, 2001 as compared with the same period of 2000:

                                                  Crossland      EXTENDED STAY      StudioPLUS     Total
                                                  ----------     --------------    ------------    ------
     Number of Comparable Hotels..............         33             195                77          305
     Change in Occupancy Rate.................       (0.1)%          (1.7)%            (2.1)%       (1.5)%
     Change in Average Weekly Rate............        4.9%            3.4%             (0.8)%        2.6%
     Change in REVPAR.........................        4.9%            1.7%             (2.9%)        1.0%

  The percentage change in the components of REVPAR experienced in the six months ended June 30, 2001 reflects an increase in REVPAR of 5.7% in the first quarter which was partially offset by a decrease in REVPAR of 3.1% in the second quarter.

  We recognized total revenue of $277.5 million for the six months ended June 30, 2001 and $247.2 million for the six months ended June 30, 2000. This is an increase of $30.3 million, or 12%. Approximately $26.2 million of the increased revenue was attributable to properties opened after December 31, 1999 and approximately $4.1 million was attributable to an increase in revenue for the 362 properties that we owned and operated throughout both periods.

  Property operating expenses for the six months ended June 30, 2001 were $113.5 million (41% of total revenue), compared to $102.9 million (42% of total revenue) for the six months ended June 30, 2000. We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to occupancy rate increases or decreases because the majority of these expenses do not vary based on occupancy. Our overall occupancy rates were 77% for the six months ended June 30, 2001 and 78% for the six months ended June 30, 2000. However, as a result of the increase in average weekly room rates from $301 for the six months ended June 30, 2000 to $321 for the six months ended June 30, 2001, our property operating margins were 59% for the six months ended June 30, 2001 and 58% for the six months ended June 30, 2000.

  The provisions for depreciation and amortization for our lodging facilities were $34.7 million for the six months ended June 30, 2001 and $31.9 million for the six months ended June 30, 2000. Depreciation and amortization for the six months ended June 30, 2001 increased as compared to the same period in 2000 because we operated 27 additional facilities in 2001 and we operated for a full six months the 16 properties that were opened in the first six months of 2000.

 Corporate Operations

  We incurred corporate operating and property management expenses of $23.4 million (8% of total revenue) in the six months ended June 30, 2001 and $22.0 million (9% of total revenue) in the six months ended June 30, 2000. The increase in the amount of these expenses for the six-month period ended June 30, 2001 as compared to the same period in 2000 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated.

  Depreciation and amortization for assets not directly related to operation of our facilities was $555,000 for the six months ended June 30, 2001 and $641,000 for the six months ended June 30, 2000.

  We realized $331,000 of interest income in the six months ended June 30, 2001 and $336,000 in the six months ended June 30, 2000. This interest income was attributable to the temporary investment of funds drawn under our credit facilities. We incurred interest charges of $43.4 million in the six months ended June 30, 2001 and $40.4 million in the six months ended June 30, 2000. Of these amounts, $4.9 million in the six months ended June 30,

2001 and $4.5 million in the six months ended June 30, 2000 were capitalized and included in the cost of buildings and improvements.

  We recognized income tax expense of $25.1 million for the six-month period ended June 30, 2001 and $21.7 million for the six-month period ended June 30, 2000 (40% of income before income taxes and the cumulative effect of an accounting change, in both periods). Income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes.

 Cumulative Effect of a Change in Accounting

  Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, requires all derivatives to be carried on the balance sheet at fair value. SFAS No. 133, as amended, is effective for financial statements issued for periods beginning after December 15, 2000. At December 31, 2000, the carrying value of our interest rate cap contracts was $1,115,000 and their fair value was zero. The Company adopted SFAS No. 133 on January 1, 2001 and designated its interest rate cap contracts as cash-flow hedges of its variable rate debt. SFAS No. 133, as interpreted by the Derivatives Implementation Group, required the transition adjustment to be allocated between the cumulative-effect-type adjustment of earnings and the cumulative-effect-type adjustment of other comprehensive income based on our pre-SFAS No. 133 accounting policy for the contracts. Because the fair value of the interest rate cap contracts at adoption was zero, the entire transition adjustment was recognized in earnings.

Liquidity and Capital Resources

  We had net cash and cash equivalents of $8.6 million as of June 30, 2001 and $13.4 million as of December 31, 2000. At June 30, 2001 we had approximately $7.1 million invested, and at December 31, 2000 we had approximately $14.0 million invested in short-term demand notes having credit ratings of A1/P1 or the equivalent using domestic commercial banks and other financial institutions. We also deposited excess funds during these periods in an overnight sweep account with a commercial bank which in turn invested these funds in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, we did not take possession of the securities, which were instead held by the financial institutions. The market value of the securities held pursuant to these arrangements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

  Our operating activities generated cash of $97.1 million during the six months ended June 30, 2001 and $81.9 million during the six months ended June 30, 2000.

  We used $150.0 million to acquire land, develop, or furnish a total of 51 sites opened or under construction in the six months ended June 30, 2001 and $127.7 million for 39 sites in the six months ended June 30, 2000.

  Our cost to develop a property varies significantly by brand and by geographic location due to differences in land and labor costs. Similarly, the average weekly rate charged and the resulting cash flow from these properties will vary significantly but generally are expected to be in proportion to the development costs. For the 359 properties we opened from January 1, 1996 through December 31, 2000, the average development cost was approximately $5.5 million with an average of 107 rooms. In 2001, we expect to open a number of properties in the Northeast and West where average development costs are higher. Accordingly, we expect our average development cost for 2001 to increase to approximately $9.0 million per property.

  We made open market repurchases of 1,987,400 shares of common stock for approximately $27.7 million in the six months ended June 30, 2001 and 1,092,400 shares of common stock for approximately $8.6 million in the six months ended June 30, 2000. We received net proceeds from the exercise of options to purchase common stock totaling approximately $15.2 million in the six months ended June 30, 2001 and $70,000 in the six months ended June 30, 2000.

  We entered into an agreement dated July 24, 2001 with various banks establishing $900 million principal amount of senior credit facilities, subject to certain conditions (the "New Credit Facilities"). The proceeds of the New Credit Facilities are to be used for general corporate purposes and to retire existing indebtedness under the amended and restated credit agreement dated as of June 7, 2000 (the "Old Credit Facilities"). The New Credit Facilities also provide for up to an additional $700 million in uncommitted facilities.

  The loans under the New Credit Facilities will mature on the dates set forth in the table below. The A-1, A-2 and A-3 term loans will be amortized in quarterly installments of varying amounts over six years and the B term loan will be subject to principal payments of 1% of the initial loan amounts in each of the first six years following the closing date with the remaining principal balance to be repaid during the seventh year. Availability of the revolving facility depends upon our satisfying financial ratios of leverage and interest, calculated pursuant to definitions contained in the New Credit Facilities, and upon our not being in default under the related credit agreement.

                                                               Applicable Margin Over
                                                               ----------------------
                 Description                    Total Amount     Prime         LIBOR       Maturity
                 -----------                    ------------     -----         -----       --------
Revolving Facility............................ $200 million       1.25%        2.25%        6 years
A-1 Facility (term loan)......................   50 million       1.25%        2.25%        6 years
A-2 Facility (delayed draw term loan).........   50 million       1.25%        2.25%        6 years
A-3 Facility (delayed draw term loan).........  100 million       1.25%        2.25%        6 years
B Facility (term loan)........................  500 million       1.75%        2.75%   January 15, 2008


  Loans under the New Credit Facilities bear interest, at our option, at either a prime-based rate or a LIBOR-based rate plus an applicable margin. In addition, the commitment fee on the unused revolving facility and the unused delayed draw term loan facilities is 0.5% per annum. The table above illustrates the interest on loans made under the New Credit Facilities.

  We are required to repay indebtedness outstanding under the New Credit Facilities with the net cash proceeds from certain sales of our, and our subsidiaries', assets, from issuances of debt by us or our subsidiaries, and from insurance recovery events (subject to certain reinvestment rights). We are also required to repay indebtedness outstanding under the New Credit Facilities annually in an amount equal to 50% of our excess cash flow, as calculated pursuant to the New Credit Facilities.

  Our obligations under the New Credit Facilities are guaranteed by each of our subsidiaries. The New Credit Facilities are also secured by liens on all stock of our subsidiaries and all other current and future assets owned by us and our subsidiaries (other than mortgages on real property).

  The credit agreement for the New Credit Facilities contains a number of negative covenants, including, among others, covenants that limit our ability under certain circumstances to incur debt, make investments, pay dividends, prepay other indebtedness, engage in transactions with affiliates, enter into sale-leaseback transactions, create liens, make capital expenditures, acquire or dispose of assets, or engage in mergers or acquisitions. In addition, that credit agreement contains affirmative covenants, including, among others, covenants that require us, and our subsidiaries, to maintain our corporate existence, comply with laws, maintain our properties and insurance, and deliver financial and other information to the lenders. That credit agreement also requires us to comply with certain financial tests on a consolidated basis, including a maximum total leverage ratio, a maximum senior leverage ratio, and a minimum interest coverage ratio.

  Failure to satisfy any of the covenants constitutes an event of default under the New Credit Facilities, notwithstanding our ability to meet our debt service obligations. The loan documentation includes other customary and usual events of default for these types of credit facilities, including without limitation, an event of default if a change of control occurs. Upon the occurrence of an event of default, the lenders have the ability to accelerate all amounts then outstanding under the New Credit Facilities and to foreclose on the collateral.

  Upon refinancing the Old Credit Facilities with the New Credit Facilities on July 24, 2001, we had outstanding loans of $5 million under the revolving facility and $550 million under the term loans, leaving $345 million available and committed under the New Credit Facilities.

  In addition to our $200 million 9.15% Senior Subordinated Notes due 2008 (the "2008 Notes"), on June 27, 2001, we issued $300 million aggregate principal amount of Senior Subordinated Notes (the "2011 Notes"). The net proceeds of the 2011 Notes were used to reduce amounts outstanding under the Old Credit Facility. We are obligated to cause the 2011 Notes to generally be freely transferable no later than December 27, 2001 or the annual interest rate will increase by 0.5%. The 2011 Notes bear interest at an annual rate of 9.875% payable semiannually on June 15 and December 15 of each year and mature on June 15, 2011. We may redeem the 2011 Notes beginning on June 15, 2006. The initial redemption price is 104.938% of their principal amount, plus accrued interest. The redemption price declines each year after 2006 and is 100% of their principal amount, plus accrued interest, after 2009. In addition, before June 15, 2004, we may redeem up to $105 million of the 2011 Notes, using the proceeds from certain sales of our stock, at 109.875% of their principal amount, plus accrued interest.

  The 2011 Notes are not collateralized, are pari passu with the 2008 Notes, and are subordinated to all of our senior indebtedness including the New Credit Facility, and contain certain covenants for the benefit of the holders. These covenants, among other things, limit our ability to incur additional indebtedness, pay dividends and make investments and other restricted payments, enter into transactions with 5% stockholders or affiliates, create liens, and sell assets.

  In connection with the credit facilities and the notes, we incurred additions to deferred loan costs of $7.4 million during the six months ended June 30, 2001and $5.8 million during the six months ended June 30, 2000. On July 24, 2001, we incurred an extraordinary charge of $6.0 million, net of income taxes of $4.0 million, associated with the write-off of unamortized deferred debt costs related to the Old Credit Facilities which will be reflected in earnings for the quarter ending September 30, 2001.

  Our primary market risk exposures result from the variable nature of the interest rates on borrowings under our credit facilities. We entered into our credit facilities for purposes other than trading. Based on the levels of borrowings under the New Credit Facility at July 24, 2001, if interest rates changed by 1.0%, our annual cash flow and net income would change by $3.3 million. We manage our market risk exposures by periodic evaluation of such exposures relative to the costs of reducing the exposures by entering into interest rate swap or cap agreements or by refinancing the underlying obligations with longer term fixed rate debt obligations. We do not own derivative financial instruments or derivative commodity instruments other than interest rate cap contracts on a total of $800 million that limit our exposure to LIBOR increases to a maximum LIBOR rate of 8.88% from June 17, 2001 through June 16, 2002.

  We expect to make capital expenditures of approximately $350 million a year through 2003, subject to the availability of financing on reasonable terms. We plan to continue an active development program thereafter. We had commitments not reflected in our financial statements at June 30, 2001 totaling approximately $190 million to complete construction of extended stay properties. We believe that the remaining availability under the New Credit Facilities, together with cash on hand and cash flows from operations, will provide sufficient funds to continue our expansion as presently planned and to fund our operating expenses through 2003. We may increase our capital expenditures and property openings in future years, in which case our capital needs will increase. We may also need additional capital depending on a number of factors, including the number of properties we construct or acquire, the timing of that development, the cash flow generated by our properties, and the amount of open market repurchases we make of our common stock. Also, if capital markets provide favorable opportunities, our plans or assumptions change or prove to be inaccurate, our existing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions, we may seek additional capital sooner than currently anticipated. In the event we obtain additional capital, we may seek to increase property openings in future years. Sources of capital may include public or private debt or equity financing. We cannot assure you that we will be able to obtain additional financing on acceptable terms, if at all. Our failure to raise additional capital could result in the delay or abandonment of some or all of our development and expansion plans, and could have a material adverse effect on us.

New Accounting Releases

  In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for by the purchase method. This statement also requires the separate recognition of intangible assets apart from goodwill that can be identified in a purchase and increases the financial statement disclosures associated with business combinations. This statement is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 requires a non-amortization approach for goodwill in which goodwill will be tested for impairment at least annually by evaluating the fair value of the acquired business. This statement is effective for fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. SFAS No. 141 and SFAS No. 142 will have no impact on our financial statements.

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

     . our ability to integrate and successfully operate any properties acquired in the future and the risks associated with these properties;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

                                    PART II

                               OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The following summarizes the votes at the Annual Meeting of the Company's stockholders held on May 1, 2001:

                   Matter                            For         Against     Abstain      Non-Vote    Shares Voted
                   ------                            ---         -------     -------      --------    ------------
Election of Directors:
H. Wayne Huizenga............................     82,012,503        --       4,431,865       --        86,444,368
George D. Johnson, Jr........................     74,789,044        --      11,655,324       --        86,444,368
Donald F. Flynn..............................     81,869,223        --       4,575,145       --        86,444,368
Stewart H. Johnson...........................     82,004,375        --       4,439,993       --        86,444,368
John J. Melk.................................     81,857,856        --       4,586,512       --        86,444,368
Peer Pedersen................................     82,031,244        --       4,413,124       --        86,444,368

Ratification of the appointment of
PricewaterhouseCoopers LLP as
Independent Auditors for the
Company for 2001.............................     86,176,768      245,291       22,309       --        86,444,368

Approval of the Extended Stay America, Inc.
2001 Employee Stock Option Plan..............     49,393,889   30,495,298       53,355   6,501,826     79,942,542

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       Exhibit
       Number                    Description of Exhibit
       ------                    ----------------------

        10.1 Indenture relating to the $300 million 9.875% Senior Subordinated Notes due June 15, 2011 dated as of June 27, 2001 by and between the Company and Manufacturers and Traders Trust Company, as Trustee (incorporated by reference to Exhibit 99.3 to the Company's Report on Form 8-K dated June 28, 2001).

        10.2 Registration Rights Agreement relating to the $300 million 9.875% Senior Subordinated Notes due June 15, 2011 dated as of June 27, 2001 by and between the Company and Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., and Fleet Securities, Inc. (incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K dated June 28, 2001).

(b)  Reports on Form 8-K

  The Company filed a report on Form 8-K dated June 15, 2001 relating to the intent to commence an offering of $300 million of Senior Subordinated Notes.

  The Company filed a report on Form 8-K dated June 28, 2001 announcing the completion of the private placement of $300 million of 9.875% Senior Subordinated Notes due June 15, 2011.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2001.


                                EXTENDED STAY AMERICA, INC.


                                 /s/ Gregory R. Moxley
                                ---------------------------------------------
                                      Gregory R. Moxley
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                                 /s/ Patricia K. Tatham
                                ---------------------------------------------
                                      Patricia K. Tatham
                                      Vice President - Corporate Controller
                                      (Principal Accounting Officer)