Form 10-Q
period 2001-09-30
EXTENDED STAY AMERICA INC
filed 2001-11-14
CIK 1002579

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period from __________ to __________

                        Commission File Number 0-27360

                                --------------

                          EXTENDED STAY AMERICA, INC.
            (Exact name of Registrant as specified in its charter)

               Delaware                               36-3996573
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification Number)

             101 North Pine Street, Spartanburg, SC          29302
           (Address of Principal Executive Offices)        (Zip Code)

      Registrant's telephone number, including area code: (864) 573-1600

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

Yes   X    No
    -----     ------

     At November 2, 2001, the registrant had issued and outstanding an aggregate of 93,028,768 shares of Common Stock.

                                    PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                          EXTENDED STAY AMERICA, INC.

               Condensed Consolidated Balance Sheets (Unaudited)
                       (In thousands, except share data)

                    ASSETS
                    ------

                                                  September 30,     December 31,
                                                      2001            2000(1)
                                                  -------------     ------------
Current assets:
  Cash and cash equivalents....................   $       4,417     $     13,386
  Accounts receivable..........................           7,388            9,152
  Prepaid expenses.............................           9,216            8,246
  Deferred income taxes........................          35,492           37,487
  Other current assets.........................                               27
                                                  -------------     ------------
    Total current assets.......................          56,513           68,298
Property and equipment, net....................       2,220,727        2,035,492
Deferred loan costs, net.......................          25,364           17,086
Other assets...................................             913              726
                                                  -------------     ------------
                                                  $   2,303,517     $  2,121,602
                                                  =============     ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Accounts payable.............................   $      40,242     $     32,587
  Accrued retainage............................          11,795           10,076
  Accrued property taxes.......................          16,062           12,246
  Accrued salaries and related expenses........           5,783            3,644
  Accrued interest.............................           8,995            6,590
  Other accrued expenses.......................          25,574           18,602
  Current portion of long-term debt............           8,438            5,000
                                                  -------------     ------------
    Total current liabilities..................         116,889           88,745
                                                  -------------     ------------
Deferred income taxes..........................         118,991          103,224
                                                  -------------     ------------
Long-term debt.................................       1,070,187          947,000
                                                  -------------     ------------

Commitments

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000
   shares authorized, no shares issued and
   outstanding.................................
  Common stock, $.01 par value, 500,000,000
   shares authorized, 93,004,768 and 95,468,972
   shares issued and outstanding, respectively.             930              955
  Additional paid-in capital...................         790,616          825,755
  Retained earnings............................         205,904          155,923
                                                  -------------     ------------
Total stockholders' equity.....................         997,450          982,633
                                                  -------------     ------------
                                                  $   2,303,517     $  2,121,602
                                                  =============     ============

-------------------
(1) Derived from audited financial statements

    See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

            Condensed Consolidated Statements of Income (Unaudited)
                     (In thousands, except per share data)

                                                    Three Months Ended                 Nine Months Ended
                                              -----------------------------      -----------------------------
                                              September 30,   September 30,      September 30,   September 30,
                                                    2001            2000               2001            2000
                                              -------------   -------------      -------------   -------------
Revenue....................................   $     145,717   $     142,162      $     423,243   $     389,338
Property operating expenses................          59,874          56,081            173,407         158,984
Corporate operating and property
 management expenses.......................          12,003          11,171             35,402          33,153
Headquarters relocation costs..............           4,593                              9,019
Depreciation and amortization..............          18,243          16,643             53,530          49,150
                                              -------------   -------------      -------------   -------------
   Total costs and expenses................          94,713          83,895            271,358         241,287
                                              -------------   -------------      -------------   -------------
Income from operations before interest,
  income taxes, extraordinary item and
  cumulative effect of accounting change...          51,004          58,267            151,885         148,051
Interest expense, net......................          19,524          20,385             57,616          55,949
                                              -------------   -------------      -------------   -------------
Income before income taxes, extraordinary
  item and cumulative effect of accounting
  change...................................          31,480          37,882             94,269          92,102
Provision for income taxes.................          12,592          15,151             37,707          36,840
                                              -------------   -------------      -------------   -------------
Net income before extraordinary item and
  cumulative effect of accounting change...          18,888          22,731             56,562          55,262

Extraordinary write-off of unamortized
  debt issue costs, net of income tax
  benefit of $3,942........................          (5,912)                            (5,912)

Cumulative effect of change in accounting
  for derivatives, net of income tax
  benefit of $466..........................                                               (669)
                                              -------------   -------------      -------------   -------------

Net income.................................   $      12,976   $      22,731      $      49,981   $      55,262
                                              =============   =============      =============   =============
Net income per common share- Basic:
  Net income before extraordinary item and
    cumulative effect of accounting
    change.................................   $        0.20   $        0.24      $        0.60   $        0.58
  Extraordinary item.......................           (0.06)                             (0.06)
  Cumulative effect of accounting change...                                              (0.01)
                                              -------------   -------------      -------------   -------------
Net income.................................   $        0.14   $        0.24      $        0.53   $        0.58
                                              =============   =============      =============   =============

Net income per common share- Diluted:
  Net income before extraordinary item and
    cumulative effect of accounting
    change.................................   $        0.20   $        0.23      $        0.58   $        0.57
  Extraordinary item.......................           (0.06)                             (0.06)
  Cumulative effect of accounting change...                                              (0.01)
                                              -------------   -------------      -------------   -------------
Net income.................................   $        0.14   $        0.23      $        0.51   $        0.57
                                              =============   =============      =============   =============

Weighted average shares:
  Basic....................................          93,094          95,192             94,527          95,351
  Effect of dilutive options...............           2,580           2,164              2,951             971
                                              -------------   -------------      -------------   -------------
  Diluted..................................          95,674          97,356             97,478          96,322
                                              =============   =============      =============   =============

    See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                   Nine Months Ended
                                                                            -------------------------------
                                                                            September 30,     September 30,
                                                                                2001              2000
                                                                            -------------     -------------
Cash flows from operating activities:
  Net income..........................................................      $      49,981     $      55,262
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.....................................            53,530            49,150
     Amortization of deferred loan costs included in interest expense..             3,552             3,428
     Deferred income taxes.............................................            17,762             7,597
     Non-cash charges included in headquarters relocation costs........             2,106
     Extraordinary item, net...........................................             5,912
     Cumulative effect of accounting change, net.......................               669
     Changes in operating assets and liabilities.......................            26,683            15,947
                                                                            -------------     -------------
        Net cash provided by operating activities......................           160,195           131,384
                                                                            -------------     -------------
Cash flows from investing activities:
  Additions to property and equipment..................................          (233,320)         (183,033)
  Other assets.........................................................              (187)             (239)
                                                                            -------------     -------------
        Net cash used in investing activities..........................          (233,507)         (183,272)
                                                                            -------------     -------------
Cash flows from financing activities:
  Proceeds from long-term debt.........................................         1,008,625           313,000
  Repayments of credit facilities......................................          (882,000)         (249,000)
  Proceeds from issuance of common stock...............................            17,558             4,268
  Repurchases of Company common stock..................................           (58,372)           (8,578)
  Additions to deferred loan costs.....................................           (21,468)           (5,761)
                                                                            -------------     -------------
        Net cash provided by financing activities......................            64,343            53,929
                                                                            -------------     -------------
(Decrease) increase in cash and cash equivalents.......................            (8,969)            2,041
Cash and cash equivalents at beginning of period.......................            13,386             6,449
                                                                            -------------     -------------
Cash and cash equivalents at end of period.............................     $       4,417     $       8,490
                                                                            =============     =============

Noncash investing and financing transactions:
  Capitalized or deferred items included in accounts payable
   and accrued liabilities.............................................     $      34,448     $      26,053
                                                                            =============     =============

Supplemental cash flow disclosures:
  Cash paid for:
    Income taxes.......................................................     $      15,930     $      19,883
                                                                            =============     =============
    Interest expense, net of amounts capitalized.......................     $      52,115     $      64,942
                                                                            =============     =============

     See notes to the unaudited condensed consolidated financial statements

                          EXTENDED STAY AMERICA, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001


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

  Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

  The computation of diluted earnings per share for the three months ended September 30, 2001 and 2000 does not include approximately 2.6 million and 3.6 million weighted average shares, respectively, and for the nine months ended September 30, 2001 and 2000 does not include approximately 2.4 million and 6.3 million weighted average shares, respectively, of common stock represented by outstanding options because the exercise price of the options for the periods was greater than the average market price of common stock during the periods.

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

  SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, requires all derivatives to be carried on the balance sheet at fair value. SFAS No. 133, as amended, is effective for financial statements issued for periods beginning after December 15, 2000. At December 31, 2000, the carrying value of our interest rate cap contracts was $1,115,000 and their fair value was zero. The Company adopted SFAS No. 133 on January 1, 2001 and designated its interest rate cap contracts as cash-flow hedges of its variable rate debt. SFAS No. 133, as interpreted by the Derivatives Implementation Group, required the transition adjustment to be allocated between the cumulative-effect-type adjustment of earnings and the cumulative-effect-type adjustment of other comprehensive income based on our pre-SFAS No.133 accounting policy for the contracts. Since the fair value of the interest rate cap contracts at adoption was zero, the entire transition adjustment was recognized in earnings.

Headquarters Relocation Costs

  On May 18, 2001, the Company announced that it would relocate its corporate headquarters from Ft. Lauderdale, Florida to Spartanburg, South Carolina. The relocation was completed in the third quarter of 2001. As a result, the Company recognized costs associated with the relocation of $4.6 million during the third quarter, consisting primarily of severance and relocation costs. The total cost of the relocation is approximately $9.0 million. These costs include approximately $2.1 million in non-cash charges related to the abandonment of unamortized leasehold improvements and charges associated with the valuation of stock options for terminated employees.

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

  In July 2001, the Financial Accounting Standards Board finalized SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

  In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and requires that long-lived assets be measured at the lower of carrying amount or fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective beginning January 1, 2002. The adoption of this statement is not expected to have a material effect on the Company's financial statements.


NOTE 2 -- PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                                             (000's Omitted)
                                                                        September 30,  December 31,
                                                                            2001           2000
                                                                        -------------  ------------
     Operating Facilities:
       Land and improvements........................................     $  559,423     $  499,999
       Buildings and improvements...................................      1,458,052      1,348,604
       Furniture, fixtures, equipment and supplies..................        272,884        258,212
                                                                         ----------     ----------
         Total Operating Facilities.................................      2,290,359      2,106,815
     Office furniture, fixtures and equipment.......................          6,881          8,084
     Facilities under development, including land and improvements..        173,479        118,110
                                                                         ----------     ----------
                                                                          2,470,719      2,233,009
     Less:  Accumulated depreciation................................       (249,992)      (197,517)
                                                                         ----------     ----------
     Total property and equipment...................................     $2,220,727     $2,035,492
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

  In connection with the termination of its previously existing credit facility on July 24, 2001, the Company incurred an extraordinary charge of $5.9 million, net of income taxes of $3.9 million, associated with the write-off of unamortized deferred debt costs which has been reflected in earnings for the quarter ended September 30, 2001.

  Loans under the new credit facilities bear interest, at the Company's option, at either a prime-based rate or a LIBOR-based rate plus an applicable margin. The table below illustrates the amounts committed under the new credit facilities and the interest on loans made under the new credit facilities:

                                                                      Applicable Margin Over
                                                                      ----------------------
                 Description                      Total Amount         Prime          LIBOR          Maturity
                 -----------                      ------------         -----          -----          --------
Revolving Facility............................    200 million          1.25%          2.25%        July 24, 2007
A-1 Facility (term loan)......................     50 million          1.25%          2.25%        July 24, 2007
A-2 Facility (delayed draw term loan).........     50 million          1.25%          2.25%        July 24, 2007
A-3 Facility (delayed draw term loan).........    100 million          1.25%          2.25%        July 24, 2007
B Facility (term loan)........................    500 million          1.75%          2.75%      January 15, 2008

  As of September 30, 2001, we had outstanding loans of $29 million under the revolving facility and $550 million under the term loans, leaving $321 million available and committed under the new credit facilities. Availability of the new credit facilities depends, however, upon the Company satisfying certain financial ratios of debt and interest compared to earnings before interest, taxes, depreciation and amortization, with these amounts being calculated pursuant to definitions contained in the new credit agreement.

  The loans under the new credit facilities will mature on the dates set forth in the table above. The A-1, A-2, and A-3 term loans will be amortized in quarterly installments of varying amounts through July 24, 2007, and the B term loan will be subject to principal payments of 1% of the initial loan amounts in each of the first six years following the closing date with the remaining principal balance to be repaid during the seventh year.

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

  The table below provides a summary of our selected development and operational results for the three months and nine months ended September 30, 2001 and 2000.

                                             Three Months            Nine Months
                                          Ended September 30,    Ended September 30,
                                          -------------------    -------------------
                                              2001   2000            2001   2000
                                              ----   ----            ----   ----
Total Facilities Open (at period end)..        413    383             413    383
Total Facilities Opened................          8      5              21     21
Average Occupancy Rate.................         77%    85%             77%    81%
Average Weekly Room Rate...............       $323   $307            $322   $303

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

  At September 30, 2001, we had 413 operating facilities (39 Crossland, 280 EXTENDED STAY, and 94 StudioPLUS) and had 38 facilities under construction (37 EXTENDED STAY and 1 StudioPLUS). We expect to complete the construction of the facilities currently under construction generally within the next twelve months, however, we cannot assure you that we will complete construction within the time periods we have historically experienced. Our ability to complete construction may be materially impacted by various factors including final permitting and obtaining certificates of occupancy, as well as weather-induced construction delays.

Results of Operations

 For the Three Months Ended September 30, 2001 and 2000

 Property Operations

  The following is a summary of the properties in operation at the end of each period along with the related average occupancy rates and average weekly room rates during each period:

                                        For the Three Months Ended
                 ------------------------------------------------------------------------
                         September 30, 2001                   September 30, 2000
                 -----------------------------------  -----------------------------------
                              Average      Average                 Average      Average
                 Facilities  Occupancy   Weekly Room  Facilities  Occupancy   Weekly Room
                    Open        Rate        Rate         Open        Rate        Rate
                 ----------  ----------  -----------  ----------  ----------  -----------
Crossland......      39          80%         $222          39         85%         $215
EXTENDED STAY..     280          78           335         252         86           315
StudioPLUS...        94          75           345          92         82           343
                    ---          --          ----         ---         --          ----
    Total......     413          77%         $323         383         85%         $307
                    ===          ==          ====         ===         ==          ====

  We realized an overall decrease of 4.5% in REVPAR (revenue per available room) for the third quarter of 2001 as compared to the third quarter of 2000. The decrease in overall average occupancy rates for the third quarter of 2001 compared to the third quarter of 2000 reflects, primarily, the impact of a general decline in demand for lodging products as a result of the slowing U.S. economy and the overall decline in lodging demand resulting from the impact of the terrorist attacks on September 11, 2001. The increase in overall average weekly room rates for the third quarter of 2001 compared to the third quarter of 2000 is due to increases in rates charged in previously opened properties and, particularly for the EXTENDED STAY brand, the geographic dispersion of properties opened since September 30, 2000 and the higher standard weekly room rates in certain of those markets.

  Comparable hotels, consisting of the 305 properties opened for at least one year at the beginning of the first quarter of 2000, realized the following percentage changes in the components of REVPAR for the third quarter of 2001 as compared with the third quarter of 2000:

                                      Crossland   EXTENDED STAY   StudioPLUS   Total
                                      ----------  --------------  -----------  -----
     Number of Comparable Hotels....      33           195             77       305
     Change in Occupancy Rate.......    (6.8)%        (9.0)%         (7.7)%    (8.5)%
     Change in Average Weekly Rate..     3.0%          2.4%          (0.7)%     1.8%
     Change in REVPAR...............    (4.0)%        (6.9)%         (8.4)%    (6.9)%

  We believe that the percentage changes in the components of REVPAR for the Crossland and StudioPLUS brands differ significantly from the EXTENDED STAY brand primarily as a result of the number and geographic dispersion of the comparable hotels.

  We believe that the declines in occupancy experienced in the third quarter are less than those experienced in the overall lodging industry and are a result of the slowing U.S. economy and a reaction to the terrorist attacks of September 11, 2001. REVPAR for our comparable hotels for the period from September 11, 2001 through September 30, 2001 declined 13.4% when compared to the prior year. We expect that we will experience similar declines in REVPAR for our comparable hotels for the fourth quarter of 2001.

  We recognized total revenue of $145.7 million for the third quarter of 2001 and $142.2 million for the third quarter of 2000. This is an increase of $3.5 million, or 3%. The 378 properties that we owned and operated throughout both periods experienced an aggregate decrease in revenue of approximately $8.9 million which was offset by approximately $12.4 million of incremental revenue attributable to properties opened after June 30, 2000.

  Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating and property management expenses, depreciation, or interest were

$59.9 million (41% of total revenue) for the third quarter of 2001, as compared to $56.1 million (39% of total revenue) for the third quarter of 2000. We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to REVPAR increases or decreases because the majority of these expenses do not vary based on REVPAR. We realized an overall decrease of 4.5% in REVPAR for the third quarter of 2001 as compared to the third quarter of 2000 and our property operating margins were 59% for the third quarter of 2001 and 61% for the third quarter of 2000.

  The provisions for depreciation and amortization for our lodging facilities were $18.0 million for the third quarter of 2001 and $16.3 million for the third quarter of 2000. These provisions were computed using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation. Depreciation and amortization for the third quarter of 2001 increased compared to the third quarter of 2000 because we operated 30 additional facilities in 2001 and because we operated for a full quarter the 5 properties that were opened in the third quarter of 2000.

 Corporate Operations

  Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. These expenses consist primarily of personnel and certain marketing costs, as well as development costs that are not directly related to a site that we will develop. We incurred corporate operating and property management expenses of $12.0 million (8% of total revenue) in the third quarter of 2001 and $11.2 million (8% of total revenue) in the third quarter of 2000. The increase in the amount of these expenses for the third quarter of 2001 as compared to the same period in 2000 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated. We expect these expenses will continue to increase in total amount but decline moderately as a percentage of revenue as we develop and operate additional facilities in the future.

  On May 18, 2001, we announced that we would be relocating our corporate headquarters from Ft. Lauderdale, Florida to Spartanburg, South Carolina. The relocation was completed in the third quarter of 2001. As a result, we recognized costs associated with the relocation of $4.6 million during the third quarter, consisting primarily of severance and relocation costs. The total cost of the relocation is approximately $9.0 million. These costs include approximately $2.1 million in non-cash charges related to the abandonment of unamortized leasehold improvements and charges associated with the valuation of stock options for terminated employees.

  Depreciation and amortization was $238,000 for the quarter ended September 30, 2001 and $335,000 for the comparable period in 2000. These provisions were computed using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of our facilities. These assets were primarily office furniture and equipment.

  We realized $105,000 of interest income in the third quarter of 2001 and $95,000 in the third quarter of 2000. This interest income was primarily attributable to the temporary investment of funds drawn under our credit facilities. We incurred interest charges of $22.5 million during the third quarter of 2001 and $23.5 million in the third quarter of 2000. Of these amounts, $2.9 million in the third quarter of 2001 and $3.0 million in the third quarter of 2000 were capitalized and included in the cost of buildings and improvements.

  We recognized income tax expense of $12.6 million and $15.2 million (40% of income before income taxes, extraordinary item, and the cumulative effect of an accounting change, in both periods) for the third quarter of 2001 and 2000, respectively. Our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes. We expect the annualized effective income tax rate for 2001 will be approximately 40%.

 For the Nine Months Ended September 30, 2001 and 2000

 Property Operations

  The following is a summary of the number of properties in operation at the end of each period along with the related average occupancy rates and average weekly room rates during each period:

                                        For the Nine Months Ended
                 ----------------------------------------------------------------------
                         September 30, 2001                  September 30, 2000
                 ----------------------------------  ----------------------------------
                              Average     Average                 Average     Average
                 Facilities  Occupancy  Weekly Room  Facilities  Occupancy  Weekly Room
                    Open        Rate       Rate         Open        Rate       Rate
                 ----------  ---------  -----------  ----------  ---------  -----------
Crossland......       39         79%        $222          39         80%        $213
EXTENDED STAY..      280         78          333         252         81          310
StudioPLUS.....       94         76          345          92         79          342
                     ---         --         ----         ---         --         ----
    Total......      413         77%        $322         383         81%        $303
                     ===         ==         ====         ===         ==         ====

  We realized an overall increase of 1.7% in REVPAR for the nine months ended September 30, 2001 as compared to the same period in 2000. The decrease in overall average occupancy rates for the nine-month period ended September 30, 2001 compared to the same period in 2000 reflects, primarily, the impact of a general decline in demand for lodging products as a result of the slowing U.S. economy, which affected the Company's occupancy levels beginning in the second quarter of 2001, and was further impacted by the decline in lodging demand resulting from the terrorist attacks on September 11, 2001. The increase in overall average weekly room rates for the nine months ended September 30, 2001 as compared to the same period of 2000 is due to increases in rates charged at previously opened properties and, particularly for the EXTENDED STAY brand, the geographic dispersion of properties opened since September 30, 2000 and the higher standard weekly room rates in certain of those markets.

  Comparable hotels, consisting of the 305 properties opened for at least one year at the beginning of the first quarter of 2000, realized the following percentage changes in the components of REVPAR for the nine months ended September 30, 2001 as compared with the same period of 2000:

                                      Crossland   EXTENDED STAY   StudioPLUS   Total
                                      ---------   -------------   ----------   -----
     Number of Comparable Hotels....       33          195             77       305
     Change in Occupancy Rate.......     (2.4)%       (4.3)%         (4.1)%    (4.0)%
     Change in Average Weekly Rate..      4.2%         3.0%          (0.8)%     2.3%
     Change in REVPAR...............      1.7%        (1.4)%         (4.8)%    (1.8)%

  The percentage change in the components of REVPAR for our comparable hotels experienced in the nine months ended September 30, 2001 reflects an increase in REVPAR of 5.7% in the first quarter, which was more than offset by decreases in REVPAR of 3.1% in the second quarter and 6.9% in the third quarter.

  We recognized total revenue of $423.2 million for the nine months ended September 30, 2001 and $389.3 million for the nine months ended September 30, 2000. This is an increase of $33.9 million, or 9%. The 362 properties that we owned and operated throughout both periods experienced an aggregate decrease in revenue of approximately $5.0 million, which was offset by approximately $38.9 million of incremental revenue attributable to properties opened after December 31, 1999.

  Property operating expenses were $173.4 million (41% of total revenue) for the nine months ended September 30, 2001 as compared to $159.0 million (41% of total revenue) for the nine months ended September 30, 2000. We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to REVPAR increases or decreases because the majority of these expenses do not vary based on REVPAR. We realized an overall increase of 1.7% in REVPAR for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Our property operating margins were 59% for both periods.

  The provisions for depreciation and amortization for the lodging facilities were $52.7 million for the nine months ended September 30, 2001 and $48.2 million for the nine months ended September 30, 2000. Depreciation and amortization for the nine months ended September 30, 2001 increased compared to the nine months ended

September 30, 2000 because we operated 30 additional facilities in 2001 and because we operated for a full nine months the 21 properties that were opened in the first nine months of 2000.

 Corporate Operations

  We incurred corporate operating and property management expenses of $35.4 million (8% of total revenue) in the nine months ended September 30, 2001 and $33.2 million (9% of total revenue) in the nine months ended September 30, 2000. The increase in the amount of these expenses for the nine-month period ended September 30, 2001 as compared to the same period of 2000 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated. We expect these expenses will continue to increase in total amount but decline moderately as a percentage of revenue as we develop and operate additional facilities in the future.

  Depreciation and amortization for assets not directly related to operation of our facilities was $794,000 for the nine months ended September 30, 2001 and $1.0 million for the comparable period in 2000.

  We realized $437,000 of interest income in the nine months ended September 30, 2001 and $431,000 in the nine months ended September 30, 2000. This interest income was attributable to the temporary investment of funds drawn under our credit facilities. We incurred interest charges of $65.8 million in the nine months ended September 30, 2001 and $63.9 million in the nine months ended September 30, 2000. Of these amounts, $7.8 million in the nine months ended September 30, 2001 and $7.5 million in the nine months ended September 30, 2000 were capitalized and included in the cost of buildings and improvements.

  We recognized income tax expense of $37.7 million for the nine-month period ended September 30, 2001 and $36.8 million for the nine-month period ended September 30, 2000 (40% of income before income taxes, extraordinary item, and the cumulative effect of an accounting change, in both periods). Income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes.

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

Liquidity and Capital Resources

  We had net cash and cash equivalents of $4.4 million as of September 30, 2001 and $13.4 million as of December 31, 2000. At September 30, 2001 we had approximately $2.2 million, and at December 31, 2000 we had approximately $14.0 million invested in short-term demand notes of companies having credit ratings of A1/P1 or equivalent, using domestic commercial banks and other financial institutions. We also deposited excess funds during these periods in an overnight sweep account with a commercial bank which in turn invested these funds in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, we did not take possession of the securities, which were instead held by the financial institutions. The market value of the securities held pursuant to these arrangements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

  Our operating activities generated cash of $160.2 million during the nine months ended September 30, 2001 and $131.4 million during the nine months ended September 30, 2000.

  We used $233.3 million to acquire land, develop, or furnish a total of 59 sites opened or under construction in the nine months ended September 30, 2001 and $183.0 million for 44 sites in the nine months ended September 30, 2000.

  Our cost to develop a property varies significantly by brand and by geographic location due to differences in land and labor costs. Similarly, the average weekly rate charged and the resultant cash flow from these properties will vary significantly but generally are expected to be in proportion to the development costs. For the 359 properties we opened from January 1, 1996 through December 31, 2000, the average development cost was approximately $5.5 million with an average of 107 rooms. In 2001, we expect to open a number of properties in the Northeast and West where average development costs are higher. Accordingly, we expect our average development cost for 2001 to increase to approximately $8.5 million per property.

  We made open market repurchases of 4,189,100 shares of common stock for approximately $58.4 million in the nine months ended September 30, 2001 and 1,092,900 shares of common stock for approximately $8.6 million in the nine months ended September 30, 2000. We received net proceeds from the exercise of options to purchase common stock totaling $17.6 million in the nine months ended September 30, 2001 and $4.3 million in the nine months ended September 30, 2000.

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

  The loans under the New Credit Facilities will mature on the dates set forth in the table below. The A-1, A-2, and A-3 term loans will be amortized in quarterly installments of varying amounts through July 24, 2007 and the B term loan will be subject to principal payments of 1% of the initial loan amounts in each of the first six years following the closing date with the remaining principal balance to be repaid during the seventh year. Availability of the New Credit Facilities depends upon our satisfying financial ratios of leverage and interest, calculated pursuant to definitions contained in the New Credit Facilities, and upon our not being in default under the related credit agreement.

                                                                     Applicable Margin Over
                                                                     ----------------------
                 Description                        Total Amount       Prime       LIBOR          Maturity
                 -----------                        ------------       -----       -----          --------
   Revolving Facility............................   $200 million       1.25%       2.25%        July 24, 2007
   A-1 Facility (term loan)......................     50 million       1.25%       2.25%        July 24, 2007
   A-2 Facility (delayed draw term loan).........     50 million       1.25%       2.25%        July 24, 2007
   A-3 Facility (delayed draw term loan).........    100 million       1.25%       2.25%        July 24, 2007
   B Facility (term loan)........................    500 million       1.75%       2.75%       January 15, 2008

  Loans under the New Credit Facilities bear interest, at our option, at either a prime-based rate or a LIBOR-based rate, plus an applicable margin. In addition, the commitment fee on the unused revolving facility and the unused delayed draw term loan facilities is 0.5% per annum. The table above illustrates the interest on loans made under the New Credit Facilities.

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

  Our obligations under the New Credit Facilities are guaranteed by each of our subsidiaries. The New Credit Facilities are also collateralized by liens on all stock of our subsidiaries and all other current and future assets owned by us and our subsidiaries (other than mortgages on real property).

  The credit agreement for the New Credit Facilities contains a number of covenants that, among other things, limit our ability under certain circumstances to incur debt, make investments, pay dividends, prepay other indebtedness, engage in transactions with affiliates, enter into sale-leaseback transactions, create liens, make capital expenditures, acquire or dispose of assets, or engage in mergers or acquisitions. The credit agreement also contains covenants that, among other things, require us, and our subsidiaries, to maintain our corporate existence, comply with laws, maintain our properties and insurance, and deliver financial and other information to the lenders. That credit agreement also requires us to comply with certain financial tests on a consolidated basis, including a maximum total leverage ratio, a maximum senior leverage ratio, and a minimum interest coverage ratio.

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

  As of September 30, 2001, we had outstanding loans of $29 million under the revolving facility and $550 million under the term loans, leaving $321 million available and committed under the New Credit Facilities.

  In addition to our outstanding $200 million aggregate principal amount of 9.15% Senior Subordinated Notes due 2008 (the "2008 Notes"), on June 27, 2001, we issued $300 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2011 (the "2011 Notes"). The net proceeds of the 2011 Notes were used to reduce amounts outstanding under the Old Credit Facility. The 2011 Notes bear interest at an annual rate of 9.875% payable semiannually on June 15 and December 15 of each year and mature on June 15, 2011. We may redeem the 2011 Notes beginning on June 15, 2006. The initial redemption price is 104.938% of their principal amount, plus accrued interest. The redemption price declines each year after 2006 and is 100% of their principal amount, plus accrued interest, after 2009. In addition, before June 15, 2004, we may redeem up to $105 million of the 2011 Notes, using the proceeds from certain sales of our stock, at 109.875% of their principal amount, plus accrued interest.

  The 2011 Notes are not collateralized, are pari passu with the 2008 Notes, are subordinated to all of our senior indebtedness, including the New Credit Facility, and contain certain covenants for the benefit of the holders. These covenants, among other things, limit our ability to incur additional indebtedness, pay dividends and make investments and other restricted payments, enter into transactions with 5% stockholders or affiliates, create liens, and sell assets.

  In connection with the credit facilities and the notes, we incurred additions to deferred loan costs of $21.5 million during the nine months ended September 30, 2001 and $5.8 million during the nine months ended September 30, 2000. On July 24, 2001, we incurred an extraordinary charge of $5.9 million, net of income taxes of $3.9 million, associated with the write-off of unamortized deferred debt costs related to the Old Credit Facilities which has been reflected in earnings for the quarter ended September 30, 2001.

  Our primary market risk exposures result from the variable nature of the interest rates on borrowings under our credit facilities. We entered into our credit facilities for purposes other than trading. Based on the levels of borrowings under the New Credit Facility at September 30, 2001, if interest rates changed by 1.0%, our annual cash flow and net income would change by $3.5 million. We manage our market risk exposures by periodically evaluating these exposures relative to the costs of reducing these exposures by entering into interest rate swap or cap agreements or by refinancing the underlying obligations with longer term, fixed rate debt obligations. We do not own derivative financial instruments or derivative commodity instruments other than an interest rate cap contract on a total of $800 million that limits our exposure to LIBOR increases to a maximum LIBOR rate of 8.88% from June 17, 2001 through June 16, 2002.

  Due to short term uncertainties caused by the terrorist events on September 11, 2001, we deferred the commencement of construction of new projects and are currently negotiating to obtain extended periods of time to develop the 75 sites on which we have options at September 30, 2001. At this time, we do not know how successful we will be in obtaining extensions to the sites under option or when we might again commence construction of new sites. We are continuing the construction of the 38 sites that were under construction at September 30, 2001. We had commitments not reflected in our financial statements at September 30, 2001 totaling approximately $165 million to complete construction of these properties. We believe that the remaining availability under the New Credit Facilities, together with cash on hand and cash flows from operations, will provide sufficient funds to continue our expansion as presently planned and to fund our operating expenses. We may increase our capital expenditures and property openings in future years, in which case our capital needs will increase. We may also need additional capital depending on a number of factors, including the number of properties we construct or acquire, the timing of that development, the cash flow generated by our properties, and the amount of open market repurchases we make of our common stock. Also, if capital markets provide favorable opportunities, our plans or assumptions change or prove to be inaccurate, our existing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions, we may seek additional capital sooner than currently anticipated. Sources of capital may include public or private debt or equity financing. We cannot assure you that we will be able to obtain additional financing on acceptable terms, if at all. Our failure to raise additional capital could result in the delay or abandonment of some or all of our development and expansion plans, and could have a material adverse effect on us.

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

  In July 2001, the Financial Accounting Standards Board finalized SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material effect on our financial statements.

  In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and requires that long-lived assets be measured at the lower of carrying amount or fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective beginning January 1, 2002. The adoption of this statement is not expected to have a material effect on our financial statements.

Seasonality and Inflation

  Based upon the operating history of our facilities, we believe that extended stay lodging facilities are not as seasonal in nature as the overall lodging industry. We do expect, however, that our occupancy rates and revenues will be lower than average during the first and fourth quarters of each calendar year. Because many of our expenses do not fluctuate with changes in occupancy rates, we expect declines in occupancy rates to cause fluctuations or decreases in our quarterly earnings.

  The rate of inflation as measured by changes in the average consumer price index has not had a material effect on our revenue or operating results during any of the periods presented. We cannot assure you, however, that inflation will not affect our future operating or construction costs.

Special Note on Forward-Looking Statements

  This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as "expect", "intend", "plan", "project", "believe", "estimate", and similar expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors which may cause our actual results, performance, or achievements to be materially different. These factors include, among other things:

  . uncertainty as to changes in U.S. general economic activity and the impact of these changes on the consumer demand for lodging products in general and for extended stay lodging products in particular;

  .  increasing competition in the extended stay lodging market;

  . our ability to increase or maintain revenue and profitability in our new and mature properties;

  . uncertainty as to the impact on the lodging industry of any additional terrorist attacks or responses to terrorist attacks;

  .  uncertainty as to our future profitability;

  . our ability to operate within the limitations imposed by financing arrangements;

  .  our ability to meet construction and development schedules and budgets;

  .  our ability to obtain financing on acceptable terms to finance our growth;

  . our ability to integrate and successfully operate any properties acquired in the future and the risks associated with these properties; and

  . our ability to develop and implement the operational and financial systems needed to manage rapidly growing operations.

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

  See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

                                    PART II

                               OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
     Number                    Description of Exhibit
     -------                   ----------------------
       10.1 Credit Agreement, dated July 24, 2001, by and among the Company, the various lenders party thereto, Morgan Stanley Senior Funding, Inc., as sole Lead Arranger, Bear Stearns Corporate Lending Inc. and Fleet National Bank, as Co-Syndication Agents, and the Industrial Bank of Japan, Limited, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-66702)).

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2001.


                                       EXTENDED STAY AMERICA, INC.

                                       /s/ Gregory R. Moxley
                                       -----------------------------------------
                                       Gregory R. Moxley
                                       Chief Financial Officer
                                       (Principal Financial Officer)


                                       /s/  Patricia K. Tatham
                                       -----------------------------------------
                                       Patricia K. Tatham
                                       Vice President - Corporate Controller
                                       (Principal Accounting Officer)