Form 10-K405
period 2001-12-31
EXTENDED STAY AMERICA INC
filed 2002-03-05
CIK 1002579

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-27360

EXTENDED STAY AMERICA, INC.
(Exact name of Registrant as specified in its charter)

Delaware	36-3996573
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

101 N. Pine Street	29302
Spartanburg, SC	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (864) 573-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange On Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $1,337,791,195 at February 27, 2002 (based on the closing sale price on the New York Stock Exchange, Inc. (“NYSE”) on February 27, 2002). At February 27, 2002 the registrant had issued and outstanding an aggregate of 93,527,101 shares of common stock.

Documents Incorporated by Reference

Those sections or portions of the registrant’s proxy statement for the Annual Meeting of Stockholders to be held on May 22, 2002, described in Part III hereof, are incorporated by reference in this report.

PART I

Item 1.    Business

Our Company

We develop, own, and operate extended stay lodging facilities which provide an affordable and attractive lodging alternative at a variety of price points for value-conscious guests. Our facilities are designed to offer a superior product at lower rates than most other lodging providers within their respective price segments. Our facilities feature fully furnished rooms which are generally rented on a weekly basis to guests such as business travelers, professionals on temporary work assignment, persons between domestic situations, and persons relocating or purchasing a home. We had revenue of $541.5 million in 2001, an increase of 5% from $518.0 million in 2000, and earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) of $263.9 million in 2001, excluding headquarters relocation costs of $9.0 million, and $259.1 million in 2000.

We believe that extended stay properties generally have higher operating margins, lower occupancy break-even thresholds, and higher returns on capital than traditional hotels, primarily as a result of the typically longer length of stay, lower guest turnover, and lower operating expenses. In addition, we believe the extended stay market is one of the most rapidly growing and under-served segments of the U.S. lodging industry, with demand for extended stay lodging significantly exceeding the current and anticipated near-term supply of dedicated extended stay rooms. Of the 4.1 million rooms available in the lodging industry at December 31, 2001, extended stay hotel chains had only approximately 208,000 rooms. Of these 208,000 total extended stay rooms, approximately 128,000 rooms operated in the lower tier segment of the extended stay market, a segment defined by weekly room rates generally below $500 and the segment in which we operate. We had approximately 46,000 rooms (or about 36% of the lower tier segment) at the end of 2001. We believe that there exist strong growth opportunities in the lower tier segment of the extended stay market.

As of December 31, 2001, we owned and operated 431 extended stay lodging facilities and had 20 facilities under construction in a total of 42 states. We currently plan to commence construction on 15 additional sites with total costs of approximately $150 million during 2002, the majority of which are expected to open in 2003. We may increase the number of sites upon which we commence construction in 2002, however, depending upon a number of factors, including improvements in the overall U.S. economy, improvements in demand for lodging products in the overall lodging industry, and improvements in demand for our extended stay lodging products. We plan to continue an active development program in 2003 and thereafter. We also may make opportunistic acquisitions of other lodging companies or facilities.

Our Brands

We own and operate three brands in the extended stay lodging market—StudioPLUS Deluxe Studios®, EXTENDED STAYAMERICA Efficiency Studios®, and Crossland Economy Studios®. Each brand is designed to appeal to different price points generally below $500 per week. All three brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette; and a bathroom. EXTENDED STAY rooms are designed to compete in the economy category. Crossland rooms are typically smaller than EXTENDED STAY rooms and are targeted for the budget category, and StudioPLUS facilities serve the mid-price category and generally feature larger guest rooms, an exercise room, and a swimming pool.

Our Strategy

Our objective is to be the leading national provider of extended stay lodging. Our goal is to maximize value to customers by providing a superior, newly-constructed, and well-maintained product at each price point while maintaining high operating margins. We attempt to achieve this goal through the following strategies:

Build Brand Awareness.    We believe that guests value a recognizable brand when selecting lodging accommodations. We believe our increasing national presence, high customer satisfaction, and selective advertising and promotion have established our brands with distinct advantages over their local and regional competitors. We plan to allocate our capital for at least the next two years primarily to the EXTENDED STAYAMERICA brand but we may include additional StudioPLUS and Crossland properties on an opportunistic basis.

Provide a Superior Product at a Lower Price.    We have designed our facilities to offer a superior product at lower rates than most other lodging providers within their respective price segments. Each of our brands is targeted to a different price point: StudioPLUS—median rate $279 per week (daily equivalent—$40); EXTENDED STAY—median rate $269 per week (daily equivalent—$38); and Crossland—median rate $179 per week (daily equivalent—$26). Room rates at our facilities vary significantly depending upon market factors affecting their locations. These rates contrast with average daily rates in 2001 of $70, $54, and $41 for the mid-price, economy, and budget segments, respectively, of the general lodging industry.

Achieve Operating Efficiencies.    We believe that the design and price level of our facilities attract guest stays of several weeks. This creates a more stable revenue stream which, together with low cost amenities, should lead to reduced administrative and operational costs and higher operating margins. We also use sophisticated control and information systems to manage individual facility-specific factors such as pricing, payroll, and occupancy levels, on a company-wide basis.

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

Employ a Standardized Concept.    We have developed standardized plans and specifications for our facilities. This provides for lower construction and purchasing costs and establishes uniform quality and operational standards. We believe the uniformity of our facilities is advantageous when consumers are faced with a variety of lodging options.

Targeted Expansion.    We will continue to expand nationally into regions of the country that contain the demographic factors we think are necessary to support one or more of our facilities. We target sites that generally have a large and/or growing population in the surrounding area with a large employment base. These sites also generally have good visibility from a major traffic artery and are in close proximity to convenience stores, restaurants, and shopping centers.

Industry Overview

Traditional Lodging Industry

The U.S. lodging industry is estimated to have generated approximately $76.6 billion in annual room revenues in 2001 and had approximately 4.1 million rooms at the end of 2001. The U.S. lodging industry’s performance has historically been strongly correlated to economic activity. Room supply and demand historically have been sensitive to shifts in economic growth, which has resulted in cyclical changes in average daily room and occupancy rates.

The following table indicates the annual growth in revenue per available room (“REVPAR”), available rooms, and available room nights for 1994 through 2001 for the lodging industry based on data provided by Smith Travel Research.

	1994	1995	1996	1997	1998	1999	2000	2001
Annual Growth in:
REVPAR	5.9%	5.8%	6.3%	4.9%	3.4%	3.5%	6.0%	(6.9%)
Available Rooms	1.8%	2.6%	2.5%	3.6%	4.1%	3.9%	2.9%	2.4%
Available Room Nights (millions)	20.9	31.1	30.7	45.5	54.2	53.7	47.2	34.5

Overbuilding in the lodging industry in the mid and late 1980s, when approximately 500,000 rooms were added, resulted in an oversupply of rooms. We believe this oversupply and the general downturn in the economy led to depressed industry performance and a lack of capital available to the industry in the late 1980s and early 1990s. From the early 1990s through 2000, we believe that the lodging industry benefited from an improved supply and demand balance, as evidenced by the compound annual growth rate of 5.1% in REVPAR from 1994 through 2000. The number of available rooms in the industry grew at a compound annual growth rate of 3.0% during the same time period. However, the decline in the annual rate of growth of REVPAR from 6.3% in 1996 to 3.4% in 1998, along with concerns of a decline in the U.S. economy in general and tightening of credit standards by many financial institutions, resulted in a significant contraction in capital available for the development of new lodging products in 1999 through 2001. Consequently, the annual growth in the supply of total available rooms in the lodging industry, as measured in available room nights, decreased from 54.2 million additional room nights in 1998 to 34.5 million additional room nights in 2001. REVPAR for 2001 was negatively impacted by a recession in the U.S. economy and was further negatively impacted by the terrorist events of September 11, 2001. As a result of continuing concerns about the U.S. economy, the impact of further terrorist events on the travel and leisure industries, and the sustained tightening of credit standards by many financial institutions, we expect the rate of growth of new rooms to continue to moderate for the next few years.

The lodging industry generally can be segmented by the level of service provided and the pricing of the rooms. Level of service can be divided into the following categories:

•	full service hotels, which offer food and beverage services, meeting rooms, room service, and similar guest services;

•	limited service hotels, which generally offer only rooms with amenities such as swimming pools, continental breakfast, or similar limited services; and

•	all-suite hotels, which generally have limited public spaces but provide guests with two rooms or distinct partitioned areas and which may or may not offer food and beverage service to guests.

The lodging industry may also be segmented by price level and is generally divided into categories based on average daily room rates, which in 2001 were $41 for budget, $54 for economy, $70 for mid-price, $93 for upscale, and $145 for luxury.

The all-suite segment of the lodging industry is a relatively new segment. It is principally oriented toward business travelers in the mid-price to upscale price levels. All-suite hotels were developed partially in response to the increasing number of corporate relocations, transfers, and temporary assignments and the need of business travelers for more than just a room. To address those needs, all-suite hotels began to offer suites with additional space and, in some cases, an efficiency kitchen. In addition, guests staying for extended periods of time were offered discounts to daily rates when they paid on a weekly or monthly basis. We believe the extended stay market in which we participate is a distinct and emerging segment of the traditional lodging industry similar to the all-suite segment.

Extended Stay Market

We believe that extended stay hotels generally have higher operating margins, lower occupancy break-even thresholds, and higher returns on capital than traditional hotels. This is primarily a result of the typically longer length of stay, lower guest turnover, and lower operating expenses. In addition, we believe the extended stay market is one of the most rapidly growing and under-served segments of the U.S. lodging industry, with demand for extended stay lodging significantly exceeding the current and anticipated near-term supply of dedicated extended stay rooms. Of the 3.5 million rooms available in the lodging industry in 1996, extended stay hotel chains had approximately 66,000 rooms. For 2001, there were 4.1 million rooms available in the lodging industry, of which approximately 208,000 rooms were at extended stay hotel chains. Of these extended stay rooms, approximately 128,000 rooms operated in the lower tier (less than $500 per week) segment of the extended stay market.

As of December 31, 2001, the inventory of dedicated extended stay rooms based on data provided by Smith Travel Research for the following extended stay hotel chains totaled approximately 208,000 rooms.

Upscale Extended Stay Chains	Other Extended Stay Chains

Hawthorn Inn & SuitesSM	Bradford Homesuites®	Lexington® Hotel Suites

Hawthorn Suites®	Candlewood Hotel®	MainStay SuitesSM

Homewood Suites®	Crossland	Sierra SuitesSM

Residence Inn®	EXTENDED STAY	Studio 6SM

StayBridge Suites®	Homegate Studios & Suites®	StudioPLUS

Summerfield Suites®	Homestead Village®	Suburban Lodge®

Woodfin Suites®	InnSuites Hotels	TownPlace Suites®

	Inn Town Suites®	Villager Lodges®

We believe that these chains represent the majority of dedicated extended stay rooms available in the U.S. lodging industry.

An upscale extended stay room generally has a weekly rate of $500 or more, while a lower tier room generally has a weekly rate less than $500. Our weekly room rates are generally less than $500. Approximately 62% of the supply of extended stay rooms were in the lower tier segment and we owned approximately 36% of the rooms operated in the lower tier segment. The following table indicates the approximate number of total rooms for the extended stay chains listed above, the total rooms for the upscale chains, the total rooms for the lower tier chains and the total rooms owned by us at the end of each of the last five years.

	1997	1998	1999	2000	2001
Total extended stay rooms available	96,000	140,000	170,000	191,000	208,000
Upscale extended stay rooms	43,000	52,000	62,000	72,000	80,000
Lower tier extended stay rooms	53,000	83,000	101,000	119,000	128,000
Extended stay rooms owned by us	19,000	32,000	38,000	42,000	46,000

As a segment of the total U.S. lodging industry, extended stay hotel chains experienced a significant contraction in the availability of capital that began during 1998 and has continued through 2001. As a result, we expect the growth in available dedicated extended stay rooms to continue to moderate for the next few years.

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

	Year Ended December 31,
	1997	1998	1999	2000	2001
Average Occupancy Rates:
Lower tier extended stay hotel chains	67.9%	68.4%	70.1%	74.6%	70.1%
Extended stay hotel chains	73.4%	72.0%	72.3%	75.1%	70.6%
All U.S. Lodging Industry	64.4	63.7	63.2	63.7	60.1

We believe the decline in occupancy rates for extended stay hotel chains in 1998 was, in part, the result of an increase in the proportion of newly-opened hotels, which generally experience lower occupancies during their pre-stabilization period. We believe the increase in occupancy rates for extended stay hotel chains in 2000 reflects the moderation of additional supply during the year as well as the stabilization of existing supply. We believe that the overall decline in occupancies in 2001 reflect the impact of the recession in the U.S. economy and the impact of terrorist events.

Property Development

Our goal is to be the leading provider of extended stay facilities in the United States. We expect that our primary means of expansion will be the construction and development of new extended stay lodging facilities. We have also acquired, and we may make additional acquisitions of, existing extended stay lodging facilities or other properties that we can convert to the extended stay concept.

Our strategy is to continue to expand nationally into regions of the country that contain the demographic factors we think are necessary to support one or more of our facilities. We target sites that generally have a large and/or growing population in the surrounding area with a large employment base. These sites also generally have good visibility from a major traffic artery and are in close proximity to convenience stores, restaurants, and shopping centers.

We have approximately 30 real estate professionals and approximately 25 construction professionals who perform site selection, entitlement, and construction activities according to our established criteria and procedures from offices throughout the United States. It generally takes us at least twenty-four months to identify a site and complete construction of a facility, but this process may be substantially longer in certain markets. We try to minimize our capital outlays incurred in this process until after the commencement of construction.

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

Our development status as of December 31, 2001 was as follows:

	StudioPLUS		EXTENDED STAY		Crossland		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
Operating	94	7,575	298	33,129	39	5,068	431	45,772
Under Construction	1	86	19	2,117	0	0	20	2,203

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

	Average Number Of Rooms	Average Living Space Per Room (Ft.2)
StudioPLUS	80	425
EXTENDED STAY	100	300
Crossland	120	225

The actual number of rooms and living space per room may vary significantly depending on location and date of construction. In addition, each facility may include certain non-standard room types.

Property Operations

Each of our facilities employs a property manager who is responsible for the operations of that particular property. The property manager shares duties with and oversees a staff typically consisting of an assistant manager, desk clerks, maintenance personnel, and a housekeeping/laundry staff of approximately 2–10 persons (many of whom are part-time employees). The office at each of our facilities is generally open daily as follows: Crossland—from 8:00 a.m. to 7:00 p.m.; EXTENDED STAY—from 7:00 a.m. to 11:00 p.m.; and StudioPLUS—from 7:00 a.m. to 11:00 p.m., although an employee normally is on duty at all facilities twenty-four hours a day to respond to guests’ needs.

The majority of daily operational decisions are made by the property managers. Each property manager is under the supervision of one of our district managers, who typically are responsible for five to seven facilities, depending on geographic location. Our district managers oversee the performance of our property managers in such areas as guest service, property maintenance, and payroll and cost control. The district managers report to a regional director who is responsible for the supervision of 8 to 10 district managers. Each facility is evaluated against a detailed revenue and expense budget, as well as against the performance of our other facilities. Our corporate offices use sophisticated information systems to support the district managers and regional directors.

Our facilities are kept up to date through a program of continued renovation. We do not plan to renovate an entire facility at one time but rather renovate individual parts of each facility on an as needed and ongoing basis. We believe this most effectively ensures that our facilities remain modern and clean.

Marketing Strategy

We believe that guests value a recognizable brand when selecting lodging accommodations. To date, we have created brand awareness primarily by increasing the number of hotels through a rapid national development program, with sites that typically are in highly-visible locations. We have established a toll free reservation number (1-800-EXT-STAY) and a web site (www.extendedstay.com) to provide information about our locations and to reserve rooms. We have maintained a national consumer advertising campaign in USA Today and a national direct mail campaign since 1999. We plan to continue both advertising initiatives. We think that we can increase demand for our facilities by building awareness for both the extended stay concept as well as our various brands.

Lodging Facilities

As of December 31, 2001, we had 431 extended stay lodging facilities in operation (94 StudioPLUS, 298 EXTENDED STAY, and 39 Crossland) and 20 facilities under construction (1 StudioPLUS, and 19 EXTENDED STAY) in a total of 42 states. The average age of our properties at December 31, 2001 was three years and eleven months. The following table shows certain information regarding those facilities.

	Operating Properties		Under Construction
State	Facilities	Number of Rooms	Facilities	Number of Rooms
Alabama	6	557	—	—
Arizona	9	1,002	—	—
Arkansas	3	306	—	—
California	48	5,726	5	528
Colorado	9	1,074	1	109
Connecticut	2	195	—	—
Florida	9	2,906	1	98
Georgia	20	2,187	—	—
Idaho	1	107	—	—
Illinois	7	3,000	1	128
Indiana	0	879	—	—
Iowa	2	190	—	—
Kansas	3	251	—	—
Kentucky	9	798	—	—
Louisiana	7	792	—	—
Maine	1	92	—	—
Maryland	10	1,021	—	—
Massachusetts	4	374	1	103
Michigan	14	1,492	1	98
Minnesota	8	817	—	—
Mississippi	2	179	—	—
Missouri	11	1,201	—	—
Montana	—	—	1	104
Nebraska	1	86	—	—
Nevada	4	634	1	104
New Hampshire	1	101	—	—
New Jersey	11	1,171	2	287
New Mexico	3	351	—	—
New York	9	1,117	—	—
North Carolina	26	2,549	—	—
Ohio	23	2,124	1	113
Oklahoma	5	475	—	—
Oregon	4	482	—	—
Pennsylvania	9	955	—	—
Rhode Island	2	208	—	—
South Carolina	9	918	—	—
Tennessee	13	1,261	1	114
Texas	39	4,135	3	310
Utah	3	378	—	—
Virginia	2	1,231	—	—
Washington	17	1,923	1	107
Wisconsin	5	527	—	—

Total	431	45,772	20	2,203

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

We expect that competition within the budget, economy, and mid-price segments of the extended stay lodging market will continue to increase. Although we expect the contraction of capital available to the lodging industry that began during 1998 and continued through 2001 to slow the rate of growth of new lodging products in general, we expect our existing competitors to continue to develop extended stay facilities to the extent that their capital permits and we expect them to increase their development in the event that additional capital should become available in the future. Competitors may include new participants in the lodging industry generally and participants in other segments of the lodging industry that may enter the extended stay market. They may also include existing participants in the extended stay market that may increase their product offerings to include facilities in the budget, economy, or mid-price segments. Competition is for both quality locations to build new facilities and for guests to fill and pay for those facilities. A number of our competitors have greater financial resources than we do and better relationships with lenders and sellers, and may therefore be able to find and develop the best sites before we can. Also, we cannot assure you that our competitors will not reduce their rates, offer greater convenience, services, or amenities, or build new hotels in direct competition with our existing facilities, all of which could have a material adverse effect on our operations.

Environmental Matters

Under various federal, state, and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances on that property. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of those hazardous or toxic substances. Furthermore, a person who arranges for the disposal or transports for disposal or treatment of a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. These costs may be substantial, and the presence of hazardous substances, or the failure to properly remediate hazardous substances, may adversely affect the owner’s ability to sell the real estate or to borrow using that real estate as collateral. We may be liable for any of these costs that occur in connection with our properties.

We have obtained Phase I environmental site assessments (“Phase I Surveys”) on our existing properties and we intend to obtain Phase I Surveys before the purchase of any future properties. Phase I Surveys are intended to identify potential environmental contamination. A Phase I Survey generally includes an historical review of the relevant property, a review of certain public records, a preliminary investigation of the site and surrounding properties, and the preparation of a written report. A Phase I Survey generally does not include invasive procedures, such as soil sampling or ground water analysis.

We have also obtained Phase II environmental site assessment (“Phase II Surveys”) on a limited number of our existing properties. Phase II Surveys are intended to provide additional information on potential environmental contamination identified in a Phase I Survey. A Phase II Survey generally involves soil sampling and/or groundwater analysis.

None of our Phase I or Phase II Surveys have revealed any environmental liability that we believe would have a material adverse effect on our business, assets, results of operations, or liquidity, and we are not aware of any such liability. With respect to environmental conditions existing at some of our properties, we have obtained a determination from the appropriate federal, state, or local agency that we will not be held liable for those conditions by that agency. This determination, however, does not preclude other agencies or private parties from bringing actions against us based upon those environmental conditions. In certain circumstances, we also have received indemnification agreements with the previous owner of the property. Despite our customary precautionary and due diligence measures, it is possible that our Phase I and/or Phase II Surveys did not reveal all environmental liabilities or that there are material environmental liabilities or compliance problems of which we will not be aware. Moreover new or changed laws, ordinances, or regulations may impose material environmental liabilities. In addition, the environmental condition of our properties may also be affected by the condition of neighboring properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Governmental Regulation

A number of states regulate the licensing of hotels by requiring registration, disclosure statements, and compliance with specific standards of conduct. We believe that each of our facilities has the necessary permits and approvals to operate its respective business and we intend to continue to obtain these permits and approvals for our new facilities. We are also subject to laws governing our relationship with our employees, including minimum wage requirements, overtime, working conditions, and work permit requirements. An increase in the minimum wage rate, employee benefit costs, or other costs associated with employees could adversely affect our business. There are frequently proposals under consideration, at the federal and state level, to increase the minimum wage.

Under the Americans With Disabilities Act (“ADA”), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. We attempt to satisfy ADA requirements in the designs for our facilities, but we cannot assure you that we will not be subjected to a material ADA claim. If that were to happen, we could be ordered to spend substantial sums to achieve compliance, fines could be imposed against us, and we could be required to pay damage awards to private litigants. The ADA and other regulatory initiatives could adversely affect our business as well as the lodging industry in general.

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

Employees

At December 31, 2001, we employed approximately 6,725 persons, of which approximately 4,200 were part-time employees. We expect that we will significantly increase the number of our employees as our business expands. Our employees are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.

Item 2.    Properties

In addition to our lodging facilities described in “Item 1. Business—Lodging Facilities” above, our principal executive offices are located in Spartanburg, South Carolina and we maintain regional offices throughout the United States. We generally rent our office space on a short-term basis. Our offices are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional office space, as needed, on terms acceptable to us.

Item 3.    Legal Proceedings

We are not a party to any significant litigation or claims, other than routine matters incidental to the operation of our business. To date, we have had no material claims and we do not expect that the outcome of any pending claims will have a material adverse effect on us.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market For Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange, Inc. (the “NYSE”) under the symbol “ESA.” On December 31, 2001, the last reported sale price of our common stock on the NYSE was $16.40 per share. At December 31, 2001, there were approximately 301 record holders of our common stock. The table below sets forth the high and low sales prices of shares of common stock on the NYSE for the periods indicated.

Market Information

	Common Stock
	High	Low
Year Ended December 31, 2000:
1st Quarter	$8.81	$6.00
2nd Quarter	10.19	7.19
3rd Quarter	16.31	9.19
4th Quarter	13.90	10.63
Year Ended December 31, 2001:
1st Quarter	19.35	12.50
2nd Quarter	17.98	14.46
3rd Quarter	17.40	11.45
4th Quarter	17.18	12.95

We have not paid any dividends on our common stock. We intend to continue to retain our earnings to finance our growth and for general corporate purposes. We do not anticipate paying any dividends in the foreseeable future. In addition, our credit facility and senior subordinated notes contain, and future financing agreements may contain, financial covenants and limitations on payment of any cash dividends or other distributions of assets.

Item	6. Selected Financial Data

The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share and operating data)
Income Statement Data:
Revenue	$130,800	$283,087	$417,662	$518,033	$541,535
Property operating expenses	60,391	122,469	180,429	214,500	230,204
Corporate operating and property management expenses	29,951	39,073	42,032	44,433	47,479
Other charges (income)	19,895	12,000	(1,079)		9,019
Depreciation and amortization	21,331	42,293	60,198	66,269	72,141
Income (loss) from operations	(768)	67,252	136,082	192,831	182,692
Interest expense (income), net (1)	(9,242)	20,521	56,074	76,136	75,985
Provision for income taxes	5,838	18,693	32,004	46,678	42,682
Net income from continuing operations	$2,636	$28,038	$47,225	$70,017	$57,444

Net income from continuing operations per share:
Basic	$0.03	$0.29	$0.49	$0.73	$0.61

Diluted	$0.03	$0.29	$0.49	$0.72	$0.59

Weighted average shares outstanding:
Basic	94,233	95,896	96,254	95,372	94,170

Diluted	95,744	96,800	96,939	96,601	97,075

Operating Data:
Average occupancy rates (2)	73%	73%	74%	80%	74%
Average weekly rate	$263	$286	$292	$304	$320
Operating facilities (at period end)	185	305	362	392	431
Weighted average rooms available (3)	12,558	25,334	36,054	39,871	43,139
Rooms (at period end)	19,299	32,189	38,301	41,585	45,772
Facilities under construction (at period end)	84	51	23	19	20
Rooms under construction (at period end)	8,953	5,320	2,515	2,074	2,203
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$50,263	$118,145	$124,059	$169,978	$176,902
Investing activities	(609,064)	(630,027)	(320,095)	(248,648)	(311,950)
Financing activities	337,689	509,292	201,862	85,607	132,689
EBITDA (4)	20,563	109,545	196,280	259,100	254,833
Adjusted EBITDA (5)	40,458	121,545	195,201	259,100	263,852
Capital expenditures	607,649	630,276	320,181	248,475	311,888
Balance Sheet Data (at period end):
Cash and cash equivalents	$3,213	$623	$6,449	$13,386	$11,027
Total assets	1,070,891	1,694,582	1,927,249	2,121,602	2,371,871
Long-term debt	135,000	653,000	853,000	947,000	1,132,250
Stockholders’ equity	834,659	866,751	915,590	982,633	1,007,783

(1)
Excludes interest of $1.7 million, $17.6 million, $10.2 million, $10.9 million, and $10.4 million for 1997, 1998, 1999, 2000, and 2001 respectively, capitalized during the construction of our facilities under Statement of Financial Accounting Standards (“SFAS”) Statement No. 34 “Capitalization of Interest Cost.”

(2)
Average occupancy rates are determined by dividing the rooms occupied on a daily basis by the total number of rooms. Due to our rapid expansion, our overall average occupancy rate for 1997 through 1999 was negatively impacted by the lower occupancy typically experienced during the pre-stabilization period for newly opened facilities.

(3)	Weighted average rooms available is calculated by dividing total room nights available during the year by 365.
(4)
EBITDA represents earnings before extraordinary item and cumulative effect of an accounting change, interest, income taxes, depreciation, and amortization. EBITDA is provided because it is a measure commonly used in the lodging industry. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

(5)
Adjusted EBITDA excludes one-time pretax charges of $19.9 million in 1997, $12.0 million in 1998, $9.0 million in 2001, and a pretax credit of ($1.1) million in 1999. We believe these charges are non-recurring in nature and will not affect our future results of operations.

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Extended Stay America Inc. was organized on January 9, 1995 as a Delaware corporation. We own and operate three brands in the extended stay lodging market—StudioPLUS Deluxe Studios®, EXTENDED STAYAMERICA Efficiency Studios®, and Crossland Economy Studios®. Each brand is designed to appeal to different price points generally below $500 per week. All three brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette; and a bathroom. EXTENDED STAY rooms are designed to compete in the economy category. Crossland rooms are typically smaller than EXTENDED STAY rooms and are targeted for the budget category, and StudioPLUS facilities serve the mid-price category and generally feature larger guest rooms, an exercise room, and a swimming pool.

During 1999, we repositioned 14 StudioPLUS properties as EXTENDED STAY properties. All operating statistics reflect the repositioning of these properties as EXTENDED STAY properties for all of the periods presented. The table below provides a summary of our selected development and operational results for 1999, 2000, and 2001.

	Year Ended December 31,
	1999	2000	2001
Total Facilities Open (at period end)	362	392	431
Total Facilities Developed	57	30	39
Average Occupancy Rate	74%	80%	74%
Average Weekly Room Rate	$292	$304	$320

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

At December 31, 2001, we had 431 operating facilities (39 Crossland, 298 EXTENDED STAY, and 94 StudioPLUS) and had 20 facilities under construction ( 19 EXTENDED STAY and 1 StudioPLUS). We expect to complete the construction of the facilities currently under construction generally within the next twelve months, however, we cannot assure you that we will complete construction within the time periods we have historically experienced. Our ability to complete construction may be materially impacted by various factors including final permitting and obtaining certificates of occupancy, as well as weather-induced construction delays.

Results of Operations

2001 Compared to 2000

Property Operations

The following is a summary of the number of properties in operation at the end of each year along with the related average occupancy rates and average weekly room rates during each year:

	Year Ended December 31, 2001			Year Ended December 31, 2000
	Facilities Open	Average Occupancy Rate	Average Weekly Room Rate	Facilities Open	Average Occupancy Rate	Average Weekly Room Rate
Crossland	39	76%	$221	39	80%	$214
EXTENDED STAY	298	74	331	260	80	311
StudioPLUS	94	72	342	93	77	341

Total	431	74%	$320	392	80%	$304

The decrease in overall average occupancy rates of 7.3% for 2001 compared to 2000 reflects, primarily, the impact of a general decline in demand for lodging products as a result of the slowing U.S. economy and the impact of the terrorist attacks on September 11, 2001. The increase in overall average weekly room rates of 5.1% for 2001 compared to 2000 is due to increases in rates charged in previously opened properties and, particularly for the EXTENDED STAY brand, the geographic dispersion of properties opened since December 31, 2000 and the higher standard weekly room rates in certain of those markets. We realized an overall decrease of 2.5% in REVPAR for 2001 as compared to 2000. Our overall REVPAR increased 11.0% and 0.5% in the first and second quarters, respectively, and decreased 4.5 % and 15.2% in the third and fourth quarters, respectively, as compared to the same periods in the prior year.

Comparable hotels, consisting of the 305 properties opened for at least one year at the beginning of the first quarter of 2000, realized the following percentage changes in the components of REVPAR for 2001 as compared with 2000:

	Crossland	EXTENDED STAY	StudioPlus	Total
Number of Comparable Hotels	33	195	77	305
Change in Occupancy Rate	(5.4)%	(7.1)%	(6.4)%	(6.7)%
Change in Average Weekly Rate	3.4%	2.1%	(1.1)%	1.5%
Change in REVPAR	(2.2)%	(5.1)%	(7.4)%	(5.3)%

We believe that the percentage changes in the components of REVPAR for the Crossland and StudioPLUS brands differ significantly from the EXTENDED STAY brand primarily as a result of the number and geographic dispersion of the comparable hotels.

REVPAR for our comparable hotels increased 5.7% in the first quarter of 2001, then decreased 3.1%, 6.9%, and 16.5% in the second, third, and fourth quarters of 2001, respectively, as compared to the same periods in the prior year. We believe that the declines in REVPAR experienced in 2001 are less than those experienced in the overall lodging industry and are a result of the slowing U.S. economy and a reaction to the terrorist attacks of September 11, 2001.

We recognized total revenue of $541.5 million in 2001 and $518.0 million in 2000. This is an increase of $23.5 million, or 5%. The 362 properties that we owned and operated throughout both periods experienced an aggregate decrease in revenue of approximately $25.5 million which was offset by approximately $49.0 million of incremental revenue attributable to properties opened after December 31, 1999.

Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating and property management expenses, depreciation, or interest were $230.2 million (43 % of total revenue) for 2001, as compared to $214.5 million (41% of total revenue) for 2000.

We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to increases or decreases in REVPAR because the majority of these expenses do not vary based on REVPAR. We realized an overall decrease of 2.5% in REVPAR for 2001 as compared to 2000, and our property operating margins were 57% for 2001 and 59% for 2000.

The provisions for depreciation and amortization for our lodging facilities were $71.1 million for 2001 and $65.0 million for 2000. These provisions were computed using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation. Depreciation and amortization for 2001 increased compared to 2000 because we operated 39 additional facilities in 2001 and because we operated for a full year the 30 properties that were opened in 2000.

Corporate Operations

Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. These expenses consist primarily of personnel and certain marketing costs, as well as development costs that are not directly related to a site that we will develop. We incurred corporate operating and property management expenses of $47.5 million (9% of total revenue) in 2001 and $44.4 million (9% of total revenue) in 2000. The increase in the amount of these expenses for 2001 as compared to 2000 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated. We expect these expenses will continue to increase in total amount but decline moderately as a percentage of revenue as we develop and operate additional facilities in the future.

In May 2001, we announced that we would relocate our corporate headquarters from Ft. Lauderdale, Florida to Spartanburg, South Carolina. The relocation was completed in the third quarter of 2001. As a result, we recognized costs associated with the relocation of approximately $9.0 million. These costs include severance and relocation costs and approximately $2.1 million in non-cash charges related to the abandonment of unamortized leasehold improvements and charges associated with the valuation of stock options for terminated employees.

Depreciation and amortization was $1.0 million for 2001 and $1.3 million for 2000. These provisions were computed using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of our facilities. These assets were primarily office furniture and equipment.

We realized $509,000 of interest income during 2001 and $668,000 of interest income during 2000. This interest income was primarily attributable to the temporary investment of funds drawn under our credit facilities. We incurred interest charges of $86.9 million during 2001 and $87.7 million during 2000. Of these amounts, $10.4 million during 2001 and $10.9 million during 2000 was capitalized and included in the cost of buildings and improvements.

We recognized income tax expense of $42.7 million and $46.7 million (40% of income before income taxes, extraordinary item, and the cumulative effect of an accounting change, in both periods) for 2001 and 2000, respectively. Our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes. We expect that our annualized effective income tax rate for 2002 will be approximately 39%.

Extraordinary Charge and Cumulative Effect of a Change in Accounting

In connection with the termination of our previously existing credit facility in July 2001, we incurred an extraordinary charge of $5.9 million, net of income taxes of $3.9 million, associated with the write-off of unamortized deferred debt costs.

Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires all derivatives to be carried on the balance sheet at fair value. SFAS No. 133, as amended, is effective for financial statements issued for periods beginning after December 15, 2000. At December 31, 2000, the carrying value of our interest rate cap contracts was $1,115,000 and their fair value was zero. We adopted SFAS No. 133 on January 1, 2001 and designated our interest rate cap contracts as cash-flow hedges of our variable rate debt. SFAS No. 133, as interpreted by the Derivatives Implementation Group, required the transition adjustment to be allocated between the cumulative-effect-type adjustment of earnings and the cumulative-effect-type adjustment of other comprehensive income based on our pre-SFAS No.133 accounting policy for the contracts. Since the fair value of the interest rate cap contracts at adoption was zero, the entire transition adjustment was recognized in earnings.

2000 Compared to 1999

Property Operations

The following is a summary of the number of properties in operation at the end of each year along with the related average occupancy rates and average weekly room rates during each year:

	Year Ended December 31, 2000			Year Ended December 31, 1999
	Facilities Open	Average Rate	Average Weekly Room Rate	Facilities Open	Average Rate	Average Weekly Room Rate
Crossland	39	80%	$214	39	69%	$210
EXTENDED STAY	260	80	311	233	75	296
StudioPLUS	93	77	341	90	73	334

Total	392	80%	$304	362	74%	$292

Each of our brands experienced a decline in the ratio of newly opened properties to total properties for 2000 as compared to 1999. The impact of this decline in the ratio of newly opened properties, along with increases in occupancy at our mature properties, resulted in an increase in our overall average occupancy rate to 80% for 2000 compared to 74% for 1999. The average occupancy rate in 2000 for the 305 properties we owned and operated as of January 1, 1999 was 80%. Similarly, the average occupancy rate in 1999 for the 185 properties we owned and operated as of January 1, 1998 was 77%. We believe that the increase in the average occupancy rate for properties open for at least one year at the beginning of each year reflects, primarily, increases in the overall demand for lodging products in various markets in which we operate. In addition, we believe that our occupancy rates benefited from a strategy implemented at the beginning of 2000 to establish a more competitive pricing structure for our products.

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

Property operating expenses were $214.5 million (41% of total revenue) for 2000, as compared to $180.4 million (43% of total revenue) for 1999. We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to occupancy rate increases or decreases because the majority of these expenses do not vary based on occupancy. Our overall occupancy rates were 80% for 2000 and 74% for 1999 and our property operating margins were 59% for 2000 and 57% for 1999.

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

Depreciation and amortization for assets not directly related to the operation of facilities was $1.3 million for 2000 and $1.4 million for 1999.

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

We recognized income tax expense of $46.7 million and $32.0 million (40% of income before income taxes, extraordinary item, and the cumulative effect of an accounting change in both periods) for 2000 and 1999, respectively. Our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes.

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

Cumulative Effect of a Change in Accounting

Pursuant to the Statement of Position 98-5, “Reporting on the Costs of Start-up Activities” issued by the Accounting Standards Executive Committee, effective January 1, 1999, we changed our method of accounting for compensation and other training related costs incurred prior to the opening of a property to expense them as they are incurred. Accordingly, in 1999 we recorded an expense of $779,000, net of income tax benefit of $520,000, as the cumulative effect of this change in accounting.

Liquidity and Capital Resources

We had net cash and cash equivalents of $11.0 million at December 31, 2001 and $13.4 million at December 31, 2000. At December 31, 2001 we had approximately $13.0 million invested and at December 31, 2000 we had approximately $14.0 million invested in short-term demand notes having credit ratings of A1/Pl or equivalent using domestic commercial banks and other financial institutions. We also deposited excess funds during these periods in an overnight sweep account with a commercial bank which in turn invested those funds in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, we did not take possession of the securities, which were instead held by the financial institutions. The market value of the securities held pursuant to these arrangements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

Our operating activities generated cash of $176.9 million in 2001, $170.0 million in 2000, and $124.1 million in 1999.

We used $311.9 million to acquire land, develop, or furnish 59 sites opened or under construction in 2001, $248.5 million for 49 sites in 2000, and $320.2 million for 80 sites in 1999.

Our cost to develop a property varies significantly by brand and by geographic location due to differences in land and labor costs. Similarly, the average weekly rate charged and the resultant cash flow from these properties will vary significantly but generally are expected to be in proportion to the development costs. For the 398 properties we opened from January 1, 1996 through December 31, 2001, the average development cost was approximately $5.6 million with an average of 107 rooms. However, during 2001 and 2000 we opened a number of properties in the Northeast and West where average development costs are higher. Accordingly, our average development cost for 2001 was $8.2 million and for 2000 was $8.5 million per property. We plan to continue to develop properties in the Northeast and West and expect average development costs to be approximately $8.5 million per property in 2002.

We made open market repurchases of 4,189,100 shares of Common Stock for approximately $58.4 million in 2001, 1,242,900 shares of Common Stock for approximately $10.2 million in 2000, and 549,300 shares of Common Stock for approximately $4.3 million in 1999. We received net proceeds from the exercise of options to purchase Common Stock totaling $19.8 million in 2001, $5.8 million in 2000, and $5.5 million in 1999.

In July 2001, we entered into an agreement with various banks establishing $900 million in credit facilities (the “Credit Facility”) that provide for revolving loans and term loans on a senior collateralized basis. The proceeds of the Credit Facility are to be used for general corporate purposes and to retire existing indebtedness under our previously existing credit agreement. The Credit Facility also provides for up to an additional $700 million in uncommitted facilities.

In connection with the termination of our previously existing credit facility, we incurred an extraordinary charge of $5.9 million, net of income taxes of $3.9 million, associated with the write-off of unamortized deferred debt costs.

Loans under the Credit Facility bear interest, at our option, at either a prime-based rate or a LIBOR-based rate plus an applicable margin. In addition, the commitment fee on the unused revolving facility and the unused delayed draw term loan facility is 0.5% per annum. The following table illustrates the amounts committed under the Credit Facility, their final maturities, and the interest on loans made under the Credit Facility, subject to the terms of the amendment discussed below:

		Applicable Margin Over
Description	Total Amount	Prime	LIBOR	Maturity
Revolving F acility	$20 million	1.25%	2.25%	July 24, 2007
A-1 Facility (term loan)	50 million	1.25%	2.25%	July 24, 2007
A-2 Facility (term loan)	50 million	1.25%	2.25%	July 24, 2007
A-3 Facility (delayed draw term loan)	100 million	1.25%	2.25%	July 24, 2007
B Facility (term loan)	500 million	1.75%	2.75%	January 15, 2008

In December 2001, the Credit Facility was amended to provide additional flexibility in managing the development of new hotels. The amendment modified certain definitions and increased the total leverage covenant from 4.75 to 5.25 for the period from January 1, 2002 to March 31, 2003. The leverage covenant returns to the previously scheduled level of 4.50 beginning April 1, 2003. The amendment instituted a pricing grid which increased the interest rate on outstanding loans under the Credit Facility by 0.25% from January 1, 2002 through March 31, 2002. Thereafter, the interest rate is increased by 0.25% if total leverage is greater than or equal to 4.25 or by 0.75% if total leverage is greater than or equal to 4.75.

As of December 31, 2001, we had outstanding loans, net of scheduled maturities, of $46 million under the revolving facility and $598.75 million under the term loans, leaving $254 million available and committed under the Credit Facility. In January 2002, we borrowed $100 million pursuant to the delayed draw A-3 Facility. The proceeds of this borrowing were used to repay amounts outstanding under the revolving facility and for working capital purposes.

The loans under the Credit Facility will mature on the dates set forth in the table above. The A-1, A-2, and A-3 term loans will be amortized in quarterly installments of varying amounts through July 24, 2007, and the B term loan will be subject to principal payments of 1% of the initial loan amounts in each of the first six years following the closing date with the remaining principal balance to be repaid during the seventh year. Availability of the Credit Facility depends upon the Company satisfying certain financial ratios of debt and interest compared to earnings before interest, taxes, depreciation, and amortization, with these amounts being calculated pursuant to definitions contained in the credit agreement, as amended.

We are required to repay indebtedness outstanding under the Credit Facility with the net cash proceeds from certain sales of our, and our subsidiaries’, assets, from issuances of debt by us or our subsidiaries, and from insurance recovery events (subject to certain reinvestment rights). We are also required to repay indebtedness outstanding under the Credit Facility annually in an amount equal to 50% of our excess cash flow, as calculated pursuant to the Credit Facility.

Our obligations under the Credit Facility are guaranteed by each of our subsidiaries. The Credit Facility is also collateralized by a first priority lien on all stock of our subsidiaries and all other current and future assets owned by us and our subsidiaries (other than mortgages on real property).

The Credit Facility contains a number of negative covenants, including, among others, covenants that limit our ability under certain circumstances to incur debt, make investments, pay dividends, prepay other indebtedness, engage in transactions with affiliates, enter into sale-leaseback transactions, create liens, make capital expenditures, acquire or dispose of assets, or engage in mergers or acquisitions. In addition, the Credit Facility contains affirmative covenants, including, among others, covenants that require us to maintain our corporate existence, comply with laws, maintain our properties and insurance, and deliver financial and other information to the lenders. The Credit Facility also requires us to comply with certain financial tests on a consolidated basis, including a maximum total leverage ratio, a maximum senior leverage ratio, and a minimum interest coverage ratio.

Failure to satisfy any of the covenants constitutes an event of default under the Credit Facility, notwithstanding our ability to meet our debt service obligations. The loan documentation includes other customary and usual events of our default for the types of credit facilities, including without limitation, an event of default if a change of control occurs. Upon the occurrence of an event of default, the lenders have the ability to accelerate all amounts then outstanding under the Credit Facility and to foreclose on the collateral.

Our primary market risk exposures result from the variable nature of the interest rates on borrowings under the Credit Facility. We entered into the Credit Facility for purposes other than trading. Based on the levels of borrowings under the Credit Facility at December 31, 2001, if interest rates changed by 1.0%, our annual cash flow and net income would change by $3.9 million. We manage our market risk exposures by periodic evaluation of such exposures relative to the costs of reducing the exposures by entering into interest rate contracts or by refinancing the underlying obligations with longer term fixed rate debt obligations. We do not own derivative financial instruments or derivative commodity instruments other than an interest rate cap contract on a total of $800 million that limits our exposure to LIBOR increases to a maximum LIBOR rate of 8.88% from June 17, 2001 through June 16, 2002.

In March 1998, we issued $200 million aggregate principal amount of senior subordinated notes (the “2008 Notes”). The 2008 Notes bear interest at an annual rate of 9.15%, payable semiannually on March 15 and September 15 of each year and mature on March 15, 2008. We may redeem the 2008 Notes beginning on March 15, 2003. The initial redemption price is 104.575% of their principal amount, plus accrued interest. The redemption price declines each year after 2003 and is 100% of their principal amount, plus accrued interest, after 2006.

In June 2001, we issued $300 million aggregate principal amount of senior subordinated notes (the “2011 Notes” and together with the 2008 Notes, the “Notes”). The net proceeds on the 2011 Notes were used to reduce amounts outstanding under a previously existing credit facility. The 2011 Notes bear interest at an annual rate of 9.875%, payable semiannually on June 15 and December 15 of each year and mature on June 15, 2011. We may redeem the 2011 Notes beginning on June 15, 2006. The initial redemption price is 104.938% of their principal amount, plus accrued interest. The redemption price declines each year after 2006 and is 100% of their principal amount, plus accrued interest, beginning June 15, 2009. In addition, before June 15, 2004, we may redeem up to $105 million of the 2011 Notes at 109.875% of their principal amount plus accrued interest, using the proceeds from sales of certain kinds of our capital stock.

The 2011 Notes are pari passu with the 2008 Notes. The Notes are not collateralized and are subordinated to our senior indebtedness, including the Credit Facility. The Notes contain certain covenants for the benefit of the holders. These covenants, among other things, limit our ability under certain circumstances to incur additional indebtedness, pay dividends, and make investments and other restricted payments, enter into transactions with 5% stockholders or affiliates, create liens, and sell assets.

In connection with the Credit Facility, a previously existing credit facility, and the Notes, we incurred additions to deferred loan costs of $21.5 million during 2001, $5.9 million during 2000, and $345,000 during 1999.

Due primarily to uncertainties caused by the terrorist attacks on September 11, 2001, we deferred the commencement of construction of new hotels throughout the fourth quarter of 2001 and began negotiating to obtain extended periods of time to develop the sites we had under option at September 30, 2001. In addition, we amended our Credit Facility in December 2001 to provide additional flexibility to commence construction on sites during 2002. Contingent upon a number of factors, including improvements in the overall U.S. economy, improvements in demand for lodging products in the overall lodging industry, and improvements in the demand for the Company’s extended stay lodging products, we currently plan to commence construction on 15 additional sites with total costs of approximately $150 million during 2002, the majority of which are expected to open in 2003. We have also identified 40 additional sites with total development costs of approximately $300 million for which construction could commence in 2002. We will continue to seek the necessary approvals and permits for these sites so that construction can commence as soon as possible within the constraints of our amended credit agreement.

We had commitments not reflected in our financial statements at December 31, 2001 totaling approximately $86 million to complete construction of extended stay properties. We believe that the remaining availability under the Credit Facility, together with cash on hand and cash flows from operations, will provide sufficient funds to continue our expansion as presently planned and to fund our operating expenses, including our working capital deficit, through 2002. We may increase our capital expenditures and property openings in future years, in which case our capital needs will increase. We may also need additional capital depending on a number of factors, including the number of properties we construct or acquire, the timing of that development, the cash flow generated by our properties and the amount of open market repurchases we make of our Common Stock. Also, if capital markets provide favorable opportunities, our plans or assumptions change or prove to be inaccurate, our existing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions, we may seek additional capital sooner than currently anticipated. In the event we obtain additional capital, we may seek to increase property openings in future years. Sources of capital may include public or private debt or equity financing. We cannot assure you that we will be able to obtain additional financing on acceptable terms, if at all. Our failure to raise additional capital could result in the delay or abandonment of some or all of our development and expansion plans, and could have a material adverse effect on us.

New Accounting Releases

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations be accounted for by the purchase method. This statement also requires the separate recognition of intangible assets apart from goodwill that can be identified in a purchase and increases the financial statement disclosures associated with business combinations. This statement is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 requires a non-amortization approach for goodwill in which goodwill will be tested for impairment at least annually by evaluating the fair value of the acquired business. This statement is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangible assets recognized in an entity’s statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. SFAS No. 141 and SFAS No. 142 will have no impact on our financial statements.

In July 2001, the FASB finalized SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material effect on our financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of”, and requires that long-lived assets be measured at the lower of carrying amount or fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective beginning January 1, 2002. The adoption of this statement is not expected to have a material effect on our financial statements.

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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. Words such as “expects”, “intends”, “plans”, “projects”, “believes”, “estimates”, and similar expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause our actual results, performance, or achievements to be materially different. These factors include, among other things:

•	uncertainty as to changes in U.S. general economic activity and the impact of these changes on the consumer demand for lodging products in general and for extended stay lodging products in particular;

•	increasing competition in the extended stay lodging market;

•	our ability to increase or maintain revenue and profitability in our new and mature properties;

•	uncertainty as to the impact on the lodging industry of any additional terrorist attacks or responses to terrorist attacks;

•	uncertainty as to our future profitability;

•	our ability to operate within the limitations imposed by financing arrangements;

•	our ability to meet construction and development schedules and budgets;

•	our ability to obtain financing on acceptable terms to finance our growth;

•	our ability to integrate and successfully operate any properties acquired in the future and the risks associated with these properties; and

•	our ability to develop and implement the operational and financial systems needed to manage rapidly growing operations.

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

See Item 7.    “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Extended Stay America, Inc.
Spartanburg, South Carolina

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Extended Stay America, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivatives and in 1999 the Company changed its method of accounting for start-up activities.

PR	ICEWATERHOUSECOOPERS LLP

Spartanburg, South Carolina
January 25, 2002

EXTENDED STAY AMERICA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$11,027		$13,386
Accounts receivables	6,385		9,152
Prepaid income taxes	10,669		4,731
Prepaid expenses	3,628		3,515
Deferred income taxes	37,589		37,487
Other current assets			27

Total current assets	69,298		68,298
Property and equipment, net	2,277,414		2,035,492
Deferred loan costs	24,371		17,086
Other assets	788		726

	$2,371,871		$2,121,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,433		$32,587
Accrued retainage	13,879		10,076
Accrued property taxes	12,174		12,246
Accrued salaries and related expenses	4,291		3,644
Accrued interest	7,011		6,590
Other accrued expenses	20,798		18,602
Current portion of long-term debt	12,500		5,000

Total current liabilities	105,086		88,745

Deferred income taxes	126,752		103,224

Long-term debt	1,132,250		947,000

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value, 500,000,000 shares authorized, 93,228,443 and 95,468,972 shares issued and outstanding, respectively	932		955
Additional paid-in capital	793,484		825,755
Retained earnings	213,367		155,923
Total stockholders’ equity	1,007,783		982,633

	$2,371,871	$	,121,602

See notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
Revenue:
Room revenue	$530,761	$504,637	$405,334
Other revenue	10,774	13,396	12,328

Total revenue	541,535	518,033	417,662

Costs and expenses:
Property operating expenses	230,204	214,500	180,429
Corporate operating and property management expenses	47,479	44,433	42,032
Other charges (income)	9,019		(1,079)
Depreciation and amortization	72,141	66,269	60,198

Total costs and expenses	358,843	325,202	281,580

Income from operations	182,692	192,831	136,082
Interest expense, net	75,985	76,136	56,074

Income before income taxes, extraordinary item and cumulative effect accounting change	106,707	116,695	80,008
Provision for income taxes	42,682	46,678	32,004

Income before extraordinary item and cumulative effect of accounting change	64,025	70,017	48,004
Extraordinary write-off of unamortized debt issue costs, net of income tax benefit of $3,942	(5,912)
Cumulative effect of changes in accounting, net of income tax benefits of $446 and $520, respectively	(699)		(779)

Net income	$57,444	$70,017	$47,225

Net income per common share—Basic:
Net income before extraordinary item and cumulative effect of accounting change	$0.68	$0.73	$0.50
Extraordinary item	(0.06)
Cumulative effect of accounting change	(0.01)		(0.01)

Net income	$0.61	$0.73	$0.49

Net income per common share—Diluted:
Net income before extraordinary item and cumulative effect
of accounting change	$0.66	$0.72	$0.50
Extraordinary item	(0.06)
Cumulative effect of accounting change	(0.01)		(0.01)

Net income	$0.59	$0.72	$0.49

Weighted average shares:
Basic	94,170	95,372	96,254
Effect of dilutive options	2,905	1.229	685

Diluted	97,075	96,601	96,939

See notes to consolidated financial statements

EXTENDED STAY AMERICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance as of January 1, 1999	$960	$827,110	$38,681	$866,751
Repurchases of common stock	(5)	(4,292)		(4,297)
Stock options exercised, including tax benefit of $407	5	5,906		5,911
Net income			47,225	47,225

Balance as of December 31, 1999	960	828,724	85,906	915,590
Repurchases of common stock	(12)	(10,208)		(10,220)
Stock options exercised, including
	7	7,239		7,246
Net income			70,017	70,017

Balance as of December 31, 2000	955	825,755	155,923	982,633
Repurchases of common stock	(42)	(58,330)		(58,372)
Stock options exercised, including tax benefit of $4,970	19	26,059		26,078
Net income			57,444	57,444

Balance as of December 31, 2001	$932	793,484	$213,367	$1,007,783

See notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$57,444	$70,017	$47,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,141	66,269	60,198
Amortization of deferred loan costs included in interest expense	4,546	4,825	3,859
Deferred income taxes	23,426	27,623	19,359
Non-cash charges included in headquarters relocation costs	2,106
Extraordinary item, net	5,912
Cumulative effect of accounting change, net	669		779
Changes in operating assets and liabilities:
Accounts receivable	2,767	(3,058)	(147)
Prepaid income taxes	(5,938)	(4,730)
Prepaid expenses	(1,228)	(935)	(1,066)
Other current assets	2,100		(25)
Accounts payable	621	1,127	(6,273)
Income taxes payable	5,416	(1,406)	(3,264)
Accrued property taxes	(72)	3,375	2,014
Accrued salaries and related expenses	647	1,011	817
Accrued interest	421	(469)	49
Other accrued expenses	5,924	6,329	534

Net cash provided by operating activities	176,902	169,978	124,059

Cash flows from investing activities:
Additions to property and equipment	(311,888)	(248,475)	(320,181)
Other assets	(62)	(173)	86

Net cash used in investing activities	(311,950)	(248,648)	(320,095)

Cash flows from financing activities:
Proceeds from exercise of Company stock options	19,770	5,764	5,504
Repurchases of Company common stock	(58,362)	(10,220)	(4,297)
Proceeds from long-term debt	1,110,000	351,000	353,000
Principal payments on long-term debt	(917,250)	(255,000)	(152,000)
Additions to deferred loan and other costs	(21,469)	(5,937)	(345)

Net cash provided by financing activities	132,689	85,607	201,862

(Decrease) increase in cash and cash equivalents	(2,359)	6,937	5,826
Cash and cash equivalents at beginning of period	13,386	6,449	623

Cash and cash equivalents at end of period	$11,027	$13,386	$6,449

Noncash investing and financing transactions:
Capitalized or deferred items included in accounts payable and accrued liabilities	$31,551	$27,174	$28,157

Supplemental cash flow disclosures:
Cash paid for:
Income taxes, net of refunds	$15,837	$25,191	$15,909

Interest expense, net of amounts capitalized	$71,544	$72,449	$53,008

See notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(000’s omitted in all tables except per share data)

Note 1—Summary of Significant Accounting Policies

Organization and Principles of Consolidation

Extended Stay America, Inc. and subsidiaries (the “Company”, “ESA”, “we”, “our”, “ours”, or “us”) was organized on January 9, 1995, as a Delaware corporation to develop, own, and operate extended stay lodging facilities. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

At December 31, 2001 and 2000, we had invested approximately $13.0 million and $14.0 million, respectively, in short-term demand notes. In addition, during these periods we invested excess funds in an overnight sweep account with a commercial bank which invested in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, we did not take possession of the securities, which were instead held by the financial institution. The market value of the securities held pursuant to the agreements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

Accounts Receivable

Accounts receivable at December 31, 2001 and 2000 is stated net of an allowance for doubtful accounts of $900,000 and $1,050,000, respectively. We wrote-off, net of recoveries, uncollectible accounts of $1,331,000, $1,268,000, and $966,000 in 2001, 2000, and 1999, respectively.

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

The estimated useful lives of the assets are as follows:

Buildings and improvements	40 years
Furniture, fixtures and equipment	3-10 years

We utilize general contractors for the construction of our properties. Pursuant to the terms of our contractual agreements with the general contractors, amounts are retained from payments made to them until such time as the terms of the agreement have been satisfactorily completed. Retained amounts are recorded as accrued retainage.

EXTENDED STAY AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, assets are generally evaluated on a market-by-market basis in making a determination as to whether such assets are impaired. At each year-end, we review long-lived assets for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

We performed a comprehensive review of long-lived assets as of the end of December 31, 2001. Based on this review, no long-lived assets were deemed to be impaired.

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and requires that long-lived assets which are held for disposal be measured at the lower of carrying amount or fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective beginning January 1, 2002. The adoption of this statement is not expected to have a material effect on our financial statements.

Preacquisition Costs

We incur costs related to the acquisition of property sites. These costs are capitalized when it is probable that a site will be acquired. These costs are included in property and equipment. In the event the acquisition of the site is not consummated, the costs are charged to corporate operating expenses.

Deferred Loan Costs and Extraordinary Charge

We have incurred costs in obtaining financing. These costs have been deferred and are amortized over the life of the respective loans. In connection with the termination of our previously existing credit facility in July 2001, we incurred an extraordinary charge of $5.9 million, net of income taxes of $3.9 million, associated with the write-off of unamortized deferred debt costs.

Derivative Financial Instruments and Cumulative Effect of a Change in Accounting

We do not enter into financial instruments for trading or speculative purposes. We use interest rate cap contracts to hedge our exposure on variable rate debt. Through December 31, 2000, the cost of the caps was included in prepaid expenses and amortized to interest expense over the life of the cap contract.

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires all derivatives to be carried on the balance sheet at fair value. SFAS No. 133, as amended, is effective for financial statements issued for periods beginning after December 15, 2000. At December 31, 2000, the carrying value of our interest rate cap contracts was $1,115,000 and their fair value was zero. We adopted SFAS No. 133 on January 1, 2001 and designated our interest rate cap contracts as cash-flow hedges of our variable rate debt. SFAS No. 133, as interpreted by the Derivatives Implementation Group, required the transition adjustment to be allocated between the cumulative-effect-type adjustment of earnings and the cumulative-effect-type adjustment of other comprehensive income based on our pre-SFAS No.133 accounting policy for the contracts. Since the fair value of the interest rate cap contracts at adoption was zero, the entire transition adjustment of $669,000, net of income tax benefit of $446,000, was recognized in earnings.

EXTENDED STAY AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Effective December 31, 2000, we adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition” as amended. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue, including specifying basic criteria which must be met before revenue can be recognized. The adoption of SAB No. 101 had no impact on our financial statements.

Room revenue and other revenue are recognized when services are rendered. Amounts paid in advance are deferred until earned. Room revenue on weekly guests is recognized ratably. In the event guests check-out early making them ineligible for the weekly rate, they are re-assessed at the daily rate with any resulting adjustment reflected in revenue on the date of check-out. Other revenue consists, primarily, of revenue derived from telephone, vending, guest laundry, and other miscellaneous fees or services.

Other Charges (Income)

In May 2001, we announced that we would relocate our corporate headquarters from Ft. Lauderdale, Florida to Spartanburg, South Carolina. The relocation was completed in the third quarter of 2001. As a result, we recognized costs associated with the relocation of approximately $9.0 million. These costs include severance and relocation costs and approximately $2.1 million in non-cash charges related to the abandonment of unamortized leasehold improvements and charges associated with the valuation of stock options for terminated employees.

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

Cumulative Effect of a Change in Accounting

Pursuant to the Statement of Position 98-5, “Reporting on the Costs of Start-up Activities” issued by the Accounting Standards Executive Committee, effective January 1, 1999, we changed our method of accounting for start-up activities, including pre-opening and organizational costs, to expense them as they are incurred. Accordingly, in 1999 we recorded an expense of $779,000, net of income tax benefit of $520,000, as the cumulative effect of this change in accounting.

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

Net Income Per Share

We determine earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share”. For the years ended December 31, 2001, 2000, and 1999, the computation of diluted EPS does not include approximately 2.4 million, 7.0 million, and 10.8 million weighted average shares, respectively, of common stock, par value $0.01 per share, of ESA (“Common Stock”) represented by outstanding options because the exercise price of the options was greater than the average market price of Common Stock during the period.

Business Segment

We operate principally in one business segment which is to develop, own, and operate extended stay lodging facilities.

EXTENDED STAY AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassification

Certain previously reported amounts have been reclassified to conform with the current presentation.

Note 2—Property and Equipment

Property and equipment consist of the following:

	December 31,
	2001	2000
Operating Facilities:
Land and improvements	$593,428	$499,999
Buildings and improvements	1,541,091	1,348,604
Furniture, fixtures, equipment, and supplies	284,005	258,212

Total operating facilities	2,418,524	2,106,815
Office furniture, fixtures and equipment	6,852	8,084
Facilities under development, including land and improvements	120,626	118,110

	2,546,002	2,233,009
Less: Accumulated depreciation	(268,588)	(197,517)

Total property and equipment	$2,277,414	$2,035,492

We had commitments totaling approximately $86 million to complete construction of additional extended stay properties at December 31, 2001.

For the years ended December 31, 2001, 2000, and 1999, we incurred interest of $86.9 million, $87.7 million, and $67.0 million, respectively, of which $10.4 million, $10.9 million, and $10.2 million, respectively, was capitalized and included in the cost of buildings and improvements.

Note 3—Options to Purchase Property Sites

As of December 31, 2001, we had paid approximately $3.8 million in connection with options to purchase parcels of real estate in 59 locations in 20 states. If we do not acquire these parcels, the amounts paid in connection with the options may be forfeited under certain circumstances. These amounts are included in property and equipment.

Note 4—Long-Term Debt

In July 2001, we entered into an agreement with various banks establishing $900 million in credit facilities (the “Credit Facility”) that provide for revolving loans and term loans on a senior collateralized basis. The proceeds of the Credit Facility are to be used for general corporate purposes and to retire existing indebtedness under our previously existing credit agreement.

In connection with the termination of our previously existing credit facility, we incurred an extraordinary charge of $5.9 million, net of income taxes of $3.9 million, associated with the write-off of unamortized deferred debt costs.

EXTENDED STAY AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans under the Credit Facility bear interest, at our option, at either a prime-based rate or a LIBOR-based rate plus an applicable margin. The following table illustrates the amounts committed under the Credit Facility, their final maturities, and the interest on loans made under the Credit Facility, subject to the terms of the amendment discussed below:

		Applicable Margin Over
Description	Total Amount	Prime	LIBOR	Maturity
Revolving Facility	$200 million	1.25%	2.25%	July 24, 2007
A-1 Facility (term loan)	50 million	1.25%	2.25%	July 24, 2007
A-2 Facility (term loan)	50 million	1.25%	2.25%	July 24, 2007
A-3 Facility (delayed draw term loan)	100 million	1.25%	2.25%	July 24, 2007
B Facility (term loan)	500 million	1.75%	2.75%	January 15, 2008

In December 2001, the Credit Facility was amended to provide additional flexibility in managing the development of new hotels. The amendment modified certain definitions and increased the total leverage covenant from 4.75 to 5.25 for the period from January 1, 2002 to March 31, 2003. The leverage covenant returns to the previously scheduled level of 4.50 beginning April 1, 2003. The amendment instituted a pricing grid which increased the interest rate on outstanding loans under the Credit Facility by 0.25% from January 1, 2002 through March 31, 2002. Thereafter, the interest rate is increased by 0.25% if total leverage is greater than or equal to 4.25 or by 0.75% if total leverage is greater than or equal to 4.75.

As of December 31, 2001, we had outstanding loans, net of scheduled maturities, of $46 million under the revolving facility and $598.75 million under the term loans, leaving $254 million available and committed under the Credit Facility. In January 2002, we borrowed $100 million pursuant to the delayed draw A-3 Facility. The proceeds of this borrowing were used to repay amounts outstanding under the revolving facility and for working capital purposes.

The loans under the Credit Facility will mature on the dates set forth in the table above. The A-1, A-2, and A-3 term loans will be amortized in quarterly installments of varying amounts through July 24, 2007, and the B term loan will be subject to principal payments of 1% of the initial loan amounts in each of the first six years following the closing date with the remaining principal balance to be repaid during the seventh year. Availability of the Credit Facility depends upon the Company satisfying certain financial ratios of debt and interest compared to earnings before interest, taxes, depreciation, and amortization, with these amounts being calculated pursuant to definitions contained in the credit agreement, as amended.

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

EXTENDED STAY AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have acquired an interest rate cap contract with a financial institution that limits our exposure to future increases in the LIBOR rate. This contract relates to a total of $800 million and limits our exposure to a maximum LIBOR rate of 8.88% from June 17, 2001 through June 16, 2002. The fair value of the contract at December 31, 2001 is zero.

In March 1998, we issued $200 million aggregate principal amount of senior subordinated notes (the “2008 Notes”). The 2008 Notes bear interest at an annual rate of 9.15%, payable semiannually on March 15 and September 15 of each year and mature on March 15, 2008. We may redeem the 2008 Notes beginning on March 15, 2003. The initial redemption price is 104.575% of their principal amount, plus accrued interest. The redemption price declines each year after 2003 and is 100% of their principal amount, plus accrued interest, after 2006.

In June 2001, we issued $300 million aggregate principal amount of senior subordinated notes (the “2011 Notes” and together with the 2008 Notes, the “Notes”). The 2011 Notes bear interest at an annual rate of 9.875%, payable semiannually on June 15 and December 15 of each year and mature on June 15, 2011. We may redeem the 2011 Notes beginning on June 15, 2006. The initial redemption price is 104.938% of their principal amount, plus accrued interest. The redemption price declines each year after 2006 and is 100% of their principal amount, plus accrued interest, beginning June 15, 2009. In addition, before June 15, 2004, we may redeem up to $105 million of the 2011 Notes at 109.875% of their principal amount plus accrued interest, using the proceeds from sales of certain kinds of our capital stock.

The 2011 Notes are pari passu with the 2008 Notes. The Notes are not collateralized and are subordinated to our senior indebtedness. The Notes contain certain covenants for the benefit of the holders. These covenants, among other things, limit our ability under certain circumstances to incur additional indebtedness, pay dividends, and make investments and other restricted payments, enter into transactions with 5% stockholders or affiliates, create liens, and sell assets.

At December 31, 2001, aggregate maturities of long-term debt were as follows:

2002	$12,500
2003	13,750
2004	20,000
2005	27,500
2006	33,750
Thereafter	1,037,250

$1,144,750

An aggregate of $1,144.8 million and $952.0 million was outstanding at December 31, 2001 and 2000, respectively, with a weighted average interest rate of 6.78% and 9.24%, respectively. The fair value of long-term debt is based on quoted market prices. The Credit Facility had an estimated fair value of approximately $639 million at December 31, 2001, and the previously existing credit facility had an estimated fair value of approximately $751 million at December 31, 2000. The 2008 Notes had an estimated fair value of approximately $199 million at December 31, 2001 and $186 million at December 31, 2000, and the 2011 Notes had an estimated fair value of approximately $307 million at December 31, 2001.

EXTENDED STAY AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Income Taxes

Income tax expense before the extraordinary item and the cumulative effect of a change in accounting consists of the following:

	Year Ended December 31,
	2001	2000	1999
Current income taxes:
U.S. federal	$15,693	$17,016	$11,096
State and local	3,563	2,039	1,549

	19,256	19,055	12,645

Deferred income taxes:
U.S. federal	18,773	22,932	15,276
State and local	4,653	4,691	4,083

	23,426	27,623	19,359

Total income tax expense	$42,682	$46,678	$32,004

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35.0% to pretax income as a result of the following:

	Year Ended December 31,
	2001	2000	1999
Computed “expected” tax rate	35.0%	35.0%	35.0%
Increase in income taxes resulting from:
State and local income taxes, net of federal benefit	4.9	4.9	4.9
Other	0.1	0.1	0.1

Annual effective income tax rate	40.0%	40.0%	40.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

	2001	2000
Deferred tax assets:
Alternative minimum tax credit and other carryforwards	$30,685	$29,371
Other	6,904	8,116

Total deferred tax assets	37,589	37,487
Deferred tax liability—Property and equipment	(126,752)	(103,224)

	$(89,163)	$(65,737)

At December 31, 2001, we had alternative minimum tax credits of approximately $30.7 million, which may be carried forward indefinitely.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, we believe it is more likely than not we will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

EXTENDED STAY AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Stockholders’ Equity

Shares of preferred stock may be issued from time to time, in one or more series, as authorized by the Board of Directors. Prior to issuance of shares of each series, the Board will designate for each such series, the preferences, conversion, or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption, as are permitted by law. No shares of preferred stock are outstanding and we have no present plans to issue any shares of preferred stock.

Note 7—Stock Option Plans

We have six stock option plans including the 1995, 1996, 1997, 1998, and 2001 Employee Stock Option Plans (the “Employee Plans”) and the Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”). The Employee Plans and the Directors’ Plan provide for grants to certain officers, directors, and key employees of stock options to purchase shares of Common Stock. Options granted under the Employee Plans and the Directors’ Plan expire ten years from the date of grant. Options granted under the Employee Plans generally vest ratably over a four year period, and options granted under the Directors’ Plan vest six months from the date of grant.

In addition, we have two stock option plans associated with an acquisition (the “Acquired Plans”) in 1997. Two types of options, incentive stock options and nonqualified stock options, were granted under the Acquired Plans. All options granted under the Acquired Plans were granted at an exercise price equal to the market price of the acquired company’s common stock on the date of grant and may not be exercised more than 10 years after the date granted.

A summary of the status of the Employee Plans, the Directors’ Plan, and options granted under the Acquired Plans (collectively the “Plans”) as of December 31, 2001, 2000, 1999 and changes during the years ending on those dates is presented below:

	2001		2000		1999
	Number of Shares	Price Per Share	Number of Shares	Price Per Share	Number of Shares	Price Per Share
Outstanding at beginning of year	17,189	2.38-21.75	15,271	$2.38-21.75	14,542	$2.38-22.38
Granted	3,692	12.98-18.55	3,808	6.50-16.03	3,396	7.28-12.03
Exercised	(1,949)	2.38-18.50	(715)	2.38-13.88	(578)	2.38-10.50
Forfeited	(959)	6.47-20.63	(1,175)	7.16-20.50	(2,089)	2.38-22.38

Outstanding at end of Year	17,973	$2.38-21.75	17,189	$2.38-21.75	15,271	2.38- 21.75
Options exercisable at year-end	9,686	2.38- 21.75	8,310	$2.38- 21.75	6,606	$2.38- 21.75
Available for future grants	9,796		2,528		5,030
Total shares reserved for issuance as of December 31	27,769		19,717		20,301
Weighted average fair value of options granted during the year		$6.80		$6.10		$3.90

EXTENDED STAY AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As permitted by SFAS No. 123, “Accounting for Stock Based Compensation”, we have chosen to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized for options granted under the Plans. Had compensation cost for the Plans been determined based on the fair value at the date of grant for awards under the Plans consistent with the method of SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below.

	2001		2000		1999
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$57,444	$49,624	$70,017	$63,137	$47,225	$40,572
Net income per share:
Basic	$0.61	$0.53	$0.73	$0.66	$0.49	$0.42
Diluted	$0.59	$0.51	$0.72	$0.65	$0.49	$0.42

The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following assumptions used for grants in 2001, 2000, and 1999: dividend yield of 0%; risk-free interest rate of 6.0% for 1999 and 2000 and 4.8% for 2001; expected life of 5.5 years; and expected volatility of 42%.

The following table summarizes information about the Company’s Plans at December 31, 2001.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2001	Weighted Average Remaining Outstanding ContractualLife	Weighted Average Exercise Price	Number Outstanding as of December 31, 2001	Weighted Average Exercise Price
$ 2.38— 8.15	1,994	4.24	$5.20	1,821	$4.97
$ 8.16— 8.16	2,134	7.84	8.16	945	8.16
$ 8.19— 9.50	2,202	6.90	9.45	1,521	9.45
$ 9.56—11.28	2,681	8.71	11.27	686	11.26
$11.31—11.38	1,695	6.02	11.37	1,232	11.37
$11.41—13.04	3,351	9.67	12.98	110	12.40
$13.06—18.38	1,708	6.14	14.18	1,168	13.85
$18.50—18.50	2,102	5.02	18.50	2,102	18.50
$18.55—21.75	106	5.23	20.07	101	20.16

$ 2.38—21.75	17,973	7.12	$11.51	9,686	$11.49

Note 8—Related Party Transactions

In 1996, we entered into a ten year lease for a suite at Pro Player Stadium for a base rental of $115,000 per year, and a 3-year lease which expired in 1999 for a suite at Homestead Motorsports Complex for a base rental of approximately $53,000 per year. In 1998, we entered into a three year lease for an additional suite at Pro Player Stadium for a base rental or $83,000 per year, which was terminated in 1999, and a seven year lease for a suite at the National Car Rental Center for a base rental of $120,000 per year, which was terminated in 2001. The leases are subject to certain additional charges and periodic escalation. The Chairman of our Board of Directors owns Pro Player Stadium and had an approximate 50% ownership interest (which was reduced to approximately 10% in 1997) in Homestead Motorsports Complex. In addition, the Chairman of our Board of Directors is the Chairman of the Board of Directors of a company which operates the National Car Rental Center.

We incurred charges of approximately $3.0 million in 2001, $2.9 million in 2000, and $2.2 million in 1999, from a company controlled by our Chief Executive Officer for the use of airplanes. We charged approximately $23,000 in 2001, $276,000 in 2000, and $136,000 in 1999 to our Chief Executive Officer and other companies

EXTENDED STAY AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

controlled by him for their use of those airplanes. In addition, we incurred charges of $9,000 in 2001 and $45,000 in 2000 for aviation related services from a company owned by the Chairman of our Board of Directors.

Our Chief Executive Officer serves as chairman of the board of a company from which we lease office space under various lease agreements. During 2001, 2000, and 1999, we incurred charges of approximately $70,000, $79,000, and $73,000, respectively, related to these agreements.

The Chairman of our Board of Directors serves as a director of a company to which we sublease office space. The sublease is effective January 1, 2002 and provides for monthly rent of $52,157 for a period of three years.

Two members of our Board of Directors also serve on the board of directors of a company which performs employment related services for us. During 2001, 2000, and 1999, we incurred charges of approximately $479,000, $421,000, and $336,000, respectively, for such services.

Note 9—Quarterly Results (Unaudited)

The following is a summary of quarterly operations for the years ended December 31, 2001 and 2000:

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$134,414	$143,112	$145,717	$118,291
Operating income	48,407	52,474	51,004	30,807
Income before extraordinary item and cumulative effect of accounting change	17,227	20,448	18,888	7,463
Extraordinary item
Cumulative effect of accounting change	(669)		(5,912)

Net income	16,558	20,448	12,976	7,463
Net income per share—Basic:
Income before extraordinary item and cumulative effect of accounting change.	$0.18	$0.22	$0.20	$0.08
Extraordinary item			(0.06)
Cumulative effect of accounting change	(0.01)

Net income	$0.17	$0.22	$0.14	$0.08
Net income per share—Diluted:
Income before extraordinary item and cumulative effect of accounting change.	$0.17	$0.21	$0.20	$0.08
Extraordinary item			(0.06)
Cumulative effect of accounting change

Net income	$0.17	$0.21	$0.14	$0.08
	2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$113,940	$133,236	$142,162	$128,694
Operating income	35,947	53,837	58,267	44,780
Net income	11,282	21,249	22,731	14,755
Net income per share:
Basic	$0.12	$0.22	$0.24	$0.15
Diluted	$0.12	$0.22	$0.23	$0.15

EXTENDED STAY AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Commitments and Contingencies

We are not a party to any significant litigation or claims, other than routine matters incidental to the operation of our business. To date, no claims have had a material adverse effect on us nor do we expect that the outcome of any pending claims will have such an effect.

We lease real property under various operating leases with terms of one to sixteen years. Rental expense under real property leases for the years ended December 31, 2001, 2000, and 1999, was $1.6 million, $1.6 million, and $1.5 million, respectively.

Future minimum lease obligations under noncancelable real property leases with initial terms in excess of one year at December 31, 2001 are as follows:

Year Ending December 31:
2002	$1,648
2003	1,123
2004	709
2005	668
2006	582
Thereafter	542

$5,272

Of these lease obligations included in the table above, we sublease to a third party, under a non-cancelable sublease, office space that includes base rent, parking, and other charges totaling approximately $626,000 per year in 2002, 2003, and 2004.

Item	9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors

The information appearing under the caption “Election of our Board of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2002 (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

Our executive officers, their ages at December 31, 2001, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position

H. Wayne Huizenga*	64	Chairman of the Board of Directors

George D. Johnson, Jr.*	59	Chief Executive Officer and Director

Robert A. Brannon	51	President, Chief Operating Officer, Secretary, and Treasurer

Gregory R. Moxley	46	Chief Financial Officer and Vice President-Finance

*	Member of Executive Committee of the Board of Directors

H. Wayne Huizenga became one of our directors in August 1995 and serves as the Chairman of our Board of Directors. Mr. Huizenga has also served as Chairman of the Board of AutoNation, Inc., which owns the nation’s largest chain of franchised automotive dealerships, since August 1995. From August 1995 to September 1999, Mr. Huizenga served as Chief Executive Officer or Co-Chief Executive Officer of AutoNation, Inc. Since May 1998, Mr. Huizenga has served as Chairman of the Board of Republic Services, Inc., a leading provider of non-hazardous solid waste collection and disposal services and served as its Chief Executive Officer from May 1998 until December 1998. Since September 1996, Mr. Huizenga has been Chairman of the Board of Boca Resorts, Inc., which owns and operates luxury resort properties. Since June 1998, Mr. Huizenga has served as a director of NationsRent, Inc., a national chain providing rental equipment primarily to a broad range of construction and industrial customers. Since May 2000, Mr. Huizenga has been Vice-Chairman of the Board of ZixIt Corporation, which develops and markets products and services that enhance privacy, security, and convenience over the internet. Mr. Huizenga is not standing for re-election to ZixIt’s board in 2002. Since June 2000, Mr. Huizenga has served as a director of ANC Rental Corporation, which owns and operates Alamo Rent-A-Car, National Car Rental, and CarTemps USA. From September 1994 until October 1995, Mr. Huizenga served as the Vice-Chairman of Viacom Inc. (“Viacom”), a diversified entertainment and communications company. During the same period, Mr. Huizenga also served as the Chairman of the Board of Blockbuster Entertainment Group, a division of Viacom. From April 1987 through September 1995, Mr. Huizenga served as the Chairman of the Board and Chief Executive Officer of Blockbuster Entertainment Corporation (“Blockbuster”), during which time he helped build Blockbuster from a 19-store chain into the world’s largest video rental company. In September 1994, Blockbuster merged into Viacom. In 1971, Mr. Huizenga co-founded Waste Management, Inc., which he helped build into the world’s largest integrated solid waste services company, and he served in various capacities, including President, Chief Operating Officer, and a director from its inception until 1984. Mr. Huizenga also owns the Miami Dolphins and Pro Player Stadium in South Florida.

George D. Johnson, Jr. has been our Chief Executive Officer and a director since January 1995. Mr. Johnson is the former President of the Consumer Products Division of Blockbuster Entertainment Group, a division of Viacom. In this position he was responsible for all U.S. video and music stores. Mr. Johnson has over 30 years of experience developing and managing various businesses. He was formerly the managing general partner of WJB Video, the largest Blockbuster franchisee which developed over 200 video stores prior to a merger with Blockbuster in 1993. Mr. Johnson also is the managing general partner of American Storage, LLC, a chain of 26 self-storage facilities located in the Carolinas and Georgia. He formerly served as a director of Viacom and Chairman of the Board of Home Choice Holdings, Inc. and currently serves on the board of directors of AutoNation, Inc., Boca

Resorts, Inc., and Duke Energy Corporation. He has been the Chairman of the Board of Directors of Johnson Development Associates, Inc. since its founding in 1986. Johnson Development Associates, Inc. is a real estate management, leasing, and development company controlling approximately four million square feet of commercial, retail, and industrial property located in the Carolinas and Georgia which are owned by various partnerships controlled by Mr. Johnson and his brother, Stewart H. Johnson. Mr. Johnson practiced law in Spartanburg, South Carolina from 1967 until 1986 and served three terms in the South Carolina House of Representatives.

Robert A. Brannon has been our President and Chief Operating Officer since April 2000 and Secretary and Treasurer since August 1995. He is responsible for all aspects of our development, operations, and marketing personnel. Mr. Brannon was our Chief Financial Officer and Senior Vice President from February 1995 until April 2000. Prior to joining Extended Stay America, Inc., he served as Vice President–Finance for the Domestic Home Video division of the Blockbuster Entertainment Group, where he was responsible for financial management and control of over 2,000 video stores. Prior to joining Blockbuster in 1993, Mr. Brannon was Chief Financial Officer for WJB Video and for American Storage, LLC. In those capacities, Mr. Brannon was responsible for the financial aspects of the development of over 200 video stores and 23 self-storage facilities. Prior to his participation in these businesses, Mr. Brannon served as a Certified Public Accountant in various management and staff positions with local and national accounting firms.

Gregory R. Moxley  has been Chief Financial Officer and Vice President-Finance of Extended Stay America, Inc. since April 2000. He is responsible for overseeing accounting procedures and controls, financing, cash management, and financial and tax reporting. Prior thereto, he served as our Vice President-Finance and Controller since October 1995. Prior to joining Extended Stay America, Inc., Mr. Moxley was Director of Financial Reporting and Assistant Treasurer for One Price Clothing Stores, Inc. and held various positions as a Certified Public Accountant including Senior Manager for Ernst & Young.

Item 11.    Executive Compensation

Information appearing under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information appearing under the caption “Principal Stockholders” in the Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information appearing under the caption “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

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

(a)(3)  Exhibits

The exhibits to this report are listed in the Exhibit Index included elsewhere herein. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

10.1	Amended and Restated 1995 Employee Stock Option Plan of the Company

10.2	Amended and Restated 1995 Stock Option Plan for Non-Employee Directors of the Company

10.3	Amended and Restated 1996 Employee Stock Option Plan of the Company

10.5	1997 Employee Stock Option Plan of the Company

10.6	1998 Employee Stock Option Plan of the Company

10.22	2001 Employee Stock Option Plan of the Company

(b)  Reports on Form 8-K

The Company filed a report on Form 8-K dated December 17, 2001 announcing an amendment, dated as of January 1, 2002, of its credit agreement, dated July 24, 2001, by and among the Company, the various lenders party thereto, Morgan Stanley Senior Funding, Inc., as sole Lead Arranger, and Bear Stearns Corporate Lending Inc. and Fleet National Bank, as Co-Syndication Agents.

(c)  Exhibits

Exhibit Number	Description of Exhibit

3.1(a)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(a) to the Company’s Registration Statement on Form S-1, Registration No. 33-98452)

3.1(b)
Certificate of Amendment of Restated Certificate of Incorporation of the Company dated June 4, 1997 (incorporated by reference to Exhibit 3.1(b) to the Company’s Report on Form 10-K for the year ended December 31, 1997)

3.1(c)	Conformed copy of Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1(c) to the Company’s Report on Form 10-K for the year ended December 31, 1997)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 33-98452)

4.1	Specimen certificate representing shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-98452)

10.1	Amended and Restated 1995 Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended March 31, 1996)

10.2
Amended and Restated 1995 Stock Option Plan for Non-Employee Directors of the Company (incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2000)

10.3	Amended and Restated 1996 Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 10-Q for the quarter ended March 31, 1996)

10.4
Joe Robbie Stadium Executive Suite License Agreement dated March 18, 1996 between Robbie Stadium Corporation and the Company (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-Q for the quarter ended March 31, 1996)

10.5	1997 Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997)

10.6	1998 Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10-K for the year ended December 31, 1998)

Exhibit Number	Description of Exhibit

10.7
Amended and Restated Credit Agreement, dated as of June 7, 2000, by and between the Company, various banks, Morgan Stanley Senior Funding, Inc., and The Industrial Bank of Japan, Limited. (incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2000)

10.8(a)
Lease Agreement dated as of November 30, 1998 by and between Bell Hill, LLC and ESA Management, Inc. (incorporated by reference to Exhibit 10.11(b) to the Company’s Report on Form 10-K for the year ended December 31, 1998)

10.8(b)
Sublease Agreement dated as of July 1, 1999 by and between Johnson Development Associates, Inc. and ESA Management, Inc. (incorporated by reference to Exhibit 10.11(b) to the Company’s Report on Form 10-K for the year ended December 31, 1999)

10.9
Aircraft Dry Sub-Lease Agreement, dated as of July 2, 1998, between the Company and Advance America Cash Advance Centers, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended June 30, 1998)

10.10
Pro Player Stadium Executive Suite License Agreement, dated as of July 16, 1998, by and between South Florida Stadium Corporation d/b/a Pro Player Stadium and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1998)

10.11
Broward County Arena Executive Suite License Agreement, by and between Arena Operating Company, Ltd. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1998)

10.12
Aircraft Dry Lease, dated as of July 12, 1999, by and between Wyoming Associates, Inc. and ESA Management, Inc. (Learjet, Serial No. 132) (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999)

10.13
Aircraft Dry Lease, dated as of July 12, 1999, by and between Wyoming Associates, Inc. and ESA Management, Inc. (Challenger, Serial No. 3042) (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999)

10.14
Sublease between Wyoming Associates, Inc. and ESA Services, Inc., for hangar space for the Challenger in Spartanburg, South Carolina (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2000)

10.15
Time Sharing Agreement, dated as of March 29, 2000, by and between Advance America Cash Advance Centers, Inc. and ESA Services, Inc. for the Learjet 31 (Serial No. 99) N1932K (incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2000)

10.16
Time Sharing Agreement, dated as of March 29, 2000, by and between Advance America Cash Advance Centers, Inc. and ESA Services, Inc. for the Learjet 35 (Serial No. 332) N543WW (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2000)

10.17
Time Sharing Agreement, dated as of November 6, 2000, by and between ESA Services, Inc. and George Dean Johnson, Jr. for the Learjet 55; (Serial No. 132) N122SU (incorporated by reference to Exhibit 10.17 to the Company’s Report on Form 10-K for the year ended December 31, 2000)

10.18
Time Sharing Agreement, dated as of November 6, 2000, by and between ESA Services, Inc. and George Dean Johnson, Jr. for the Challenger (Serial No. 3042) N333GJ (incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 10-K for the year ended December 31, 2000)

10.19
Time Sharing Agreement, dated as of November 10, 2000, by and between ESA Services, Inc. and Advance America, Cash Advance Centers, Inc. for the Challenger; (Serial No. 3042) N333GJ (incorporated by reference to Exhibit 10.19 to the Company’s Report on Form 10-K for the year ended December 31, 2000)

10.20
Aircraft Dry Lease dated November 13, 2000 by and between Wyoming Associates, Inc. and ESA Services, Inc. for the Learjet 55 (Serial No. 132) N122SU (incorporated by reference to Exhibit 10.20 to the Company’s Report on Form 10-K for the year ended December 31, 2000)

10.21
Aircraft Dry Lease dated November 13, 2000 by and between Wyoming Associates, Inc. and ESA Services, Inc. for the Challenger (Serial No. 3042) N333GJ (incorporated by reference to Exhibit 10.21 to the Company’s Report on Form 10-K for the year ended December 31, 2000)

Exhibit Number	Description of Exhibit

10.22	2001 Employee Stock Option Plan of the Company (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders on May 1, 2001)

10.23
Time Sharing Agreement, dated as of January 19, 2001, by and between Advance America Cash Advance Centers, Inc. and ESA Services, Inc. for the Learjet 31 (Serial No. 99) N1932K (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ending March 31, 2001)

10.24
Time Sharing Agreement, dated as of January 19, 2001, by and between Advance America Cash Advance Centers, Inc. and ESA Services, Inc. for the Learjet 35; (Serial No. 332) N543WW (incorporated by reference to Exhibit 10.2 to the Company’s Report Form 10-Q for the quarter ending March 31, 2001)

10.25
Indenture relating to the $300 million 9.875% Senior Subordinated Notes due June 15, 2011 dated as of June 27, 2001 by and between the Company and Manufacturers and Traders Trust Company, as Trustee (incorporated by reference to Exhibit 99.3 to the Company’s Report on Form 8-K dated June 28, 2001)

10.26
Registration Rights Agreement relating to the $300 million 9.875% Senior Subordinated Notes due June 15, 2011 dated as of June 27, 2001 by and between the Company and Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., and Fleet Securities, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K dated June 28, 2001)

10.27
Credit Agreement, dated July 24, 2001, by and among the Company, the various lenders party thereto, Morgan Stanley Senior Funding, Inc., as sole Lead Arranger, Bear Stearns Corporate Lending Inc. and Fleet National Bank, as Co-Syndication Agents, and the Industrial Bank of Japan, Limited, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-66702))

10.28
First Amendment, dated as of January 1, 2002, among the Company, the Lenders party to the Credit Agreement referred to therein, Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Book Runner, Bear Stearns Corporate Lending Inc. and Fleet National Bank, as Co-Syndication Agents, and The Industrial Bank of Japan, Limited, as Administrative Agent. (incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K dated December 17, 2001)

10.29	Sublease Agreement, dated as of September 21, 2001, by and between NationsRent, Inc. and ESA Management, Inc.

21.1	List of Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2002.

EXTENDED STAY AMERICA, INC.

By:	/s/ GEORGE D. JOHNSON, JR.
George D. Johnson Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2002.

Signature	Title
Principal Executive Officer:

/s/ GEORGE D. JOHNSON, JR. George D. Johnson, Jr.	Chief Executive Officer
Principal Financial Officer:

/s/ GREGORY R. MOXLEY Gregory R. Moxley	Chief Finanacial Officer and Vice President—Finance
Principal Accounting Officer:

/s/ PATRICIA K. TATHAM Patricia K. Tatham	Vice President—Corporate Controller
A Majority of the Directors:

/s/ H. WAYNE HUIZENGA H. Wayne Huizenga	Director

/s/ DONALD F. FLYNN Donald F. Flynn	Director

/s/ GEORGE D. JOHNSON, JR. George D. Johnson, Jr.	Director

/s/ STEWART H. JOHNSON Stewart H. Johnson	Director

/s/ JOHN J. MELK John J. Melk	Director

/s/ PEER PEDERSEN Peer Pedersen	Director