Form 10-Q
period 2002-03-31
EXTENDED STAY AMERICA INC
filed 2002-05-15
CIK 1002579

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ______________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended March 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Transition Period from __________ to __________

                         Commission File Number 0-27360

                                 ______________

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

                                 ______________

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No _____
    -----

    At May 8, 2002, the registrant had issued and outstanding an aggregate of 93,662,692 shares of Common Stock.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                           EXTENDED STAY AMERICA, INC.

                Condensed Consolidated Balance Sheets (Unaudited)
                        (In thousands, except share data)

                                     ASSETS
                                     ------

                                                                                                March 31,       December 31,
                                                                                                  2002             2001(1)
                                                                                               -----------      ------------
Current assets:
   Cash and cash equivalents ................................................................  $    23,219      $     11,027
   Accounts receivable ......................................................................        5,636             6,385
   Prepaid income taxes .....................................................................        6,865            10,669
   Prepaid expenses .........................................................................        2,775             3,628
   Deferred income taxes ....................................................................       37,635            37,589
                                                                                               -----------      ------------
        Total current assets ................................................................       76,130            69,298
Property and equipment, net .................................................................    2,305,114         2,277,414
Deferred loan costs, net ....................................................................       24,444            24,371
Other assets ................................................................................          739               788
                                                                                               -----------      ------------
                                                                                               $ 2,406,427      $  2,371,871
                                                                                               ===========      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
   Accounts payable .........................................................................  $    27,424      $     34,433
   Accrued retainage ........................................................................       11,555            13,879
   Accrued property taxes ...................................................................       11,022            12,174
   Accrued salaries and related expenses ....................................................        2,568             4,291
   Accrued interest .........................................................................        9,786             7,011
   Other accrued expenses ...................................................................       18,554            20,798
   Current portion of long-term debt ........................................................       24,106            12,500
                                                                                               -----------      ------------
     Total current liabilities ..............................................................      105,015           105,086
                                                                                               -----------      ------------
Deferred income taxes .......................................................................      128,163           126,752
                                                                                               -----------      ------------
Long-term debt ..............................................................................    1,149,644         1,132,250
                                                                                               -----------      ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding ............................................................................
   Common stock, $.01 par value, 500,000,000 shares authorized, 93,579,492 and
     93,228,443 shares issued and outstanding, respectively .................................          936               932
   Additional paid-in capital ...............................................................      797,774           793,484
   Retained earnings ........................................................................      224,895           213,367
                                                                                               -----------      ------------
        Total stockholders' equity ..........................................................    1,023,605         1,007,783
                                                                                               -----------      ------------
                                                                                               $ 2,406,427      $  2,371,871
                                                                                               ===========      ============

-------------------
(1)  Derived from audited financial statements

     See notes to the unaudited condensed consolidated financial statements

                           EXTENDED STAY AMERICA, INC.

             Condensed Consolidated Statements of Income (Unaudited)
                      (In thousands, except per share data)

                                                                                            Three Months Ended
                                                                                        ---------------------------
                                                                                         March 31,       March 31,
                                                                                           2002            2001
                                                                                        ----------       ----------
Revenue ...........................................................................     $ 124,792        $ 134,414
                                                                                        ---------        ---------

Property operating expenses .......................................................        60,306           56,839
Corporate operating and property
   management expenses ............................................................        12,077           11,626
Depreciation and amortization .....................................................        19,228           17,542
                                                                                        ---------        ---------
        Total costs and expenses ..................................................        91,611           86,007
                                                                                        ---------        ---------

Income from operations before interest, income taxes and cumulative effect
   of accounting change ...........................................................        33,181           48,407

Interest expense, net .............................................................        19,239           19,697
                                                                                        ---------        ---------

Income before income taxes and cumulative effect of accounting change .............        13,942           28,710

Provision for income taxes ........................................................         2,414           11,483
                                                                                        ---------        ---------

Income before cumulative effect of accounting change ..............................        11,528           17,227

Cumulative effect of change in accounting for derivatives,
    net of income tax benefit of $446 .............................................                           (669)
                                                                                        ---------        ---------

Net income ........................................................................     $  11,528        $  16,558
                                                                                        =========        =========

Net income per common share -- Basic:
     Net income before cumulative effect of accounting change .....................     $    0.12        $    0.18
     Cumulative effect of accounting change .......................................                           (.01)
                                                                                        ---------        ---------
Net income ........................................................................     $    0.12        $    0.17
                                                                                        =========        =========

Net income per common share -- Diluted:
     Net income before cumulative effect of accounting change .....................     $    0.12        $    0.17
     Cumulative effect of accounting change .......................................
                                                                                        ---------        ---------
Net income ........................................................................     $    0.12        $    0.17
                                                                                        =========        =========

Weighted average shares:
   Basic ..........................................................................        93,437           95,745
   Effect of dilutive options .....................................................         3,531            3,129
                                                                                        ---------        ---------
   Diluted ........................................................................        96,968           98,874
                                                                                        =========        =========

     See notes to the unaudited condensed consolidated financial statements

                           EXTENDED STAY AMERICA, INC.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                           Three Months Ended
                                                                                     ------------------------------
                                                                                      March 31,          March 31,
                                                                                        2002               2001
                                                                                     -----------        -----------
Cash flows from operating activities:
   Net income ....................................................................   $    11,528        $    16,558
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ...........................................        19,228             17,542
         Amortization of deferred loan costs included in interest expense ........         1,043              1,292
         Deferred income taxes ...................................................         1,365              4,078
         Cumulative effect of accounting change, net .............................                              669
         Changes in operating assets and liabilities .............................         4,629             (1,455)
                                                                                     -----------        -----------
                Net cash provided by operating activities ........................        37,793             38,684
                                                                                     -----------        -----------
Cash flows from investing activities:
   Additions to property and equipment ...........................................       (56,897)           (71,770)
   Other assets ..................................................................            49                 27
                                                                                     -----------        -----------
                Net cash used in investing activities ............................       (56,848)           (71,743)
                                                                                     -----------        -----------
Cash flows from financing activities:

   Proceeds from exercise of Company stock options ...............................         3,363             10,091
   Repurchases of Company common stock ...........................................                          (27,666)
   Proceeds from long-term debt ..................................................       100,000             46,000
   Principal payments on long-term debt ..........................................       (71,000)
   Additions to deferred loan costs ..............................................        (1,116)               (15)
                                                                                     -----------        -----------
                Net cash provided by financing activities ........................        31,247             28,410
                                                                                     -----------        -----------
Increase (decrease) in cash and cash equivalents .................................        12,192             (4,649)
Cash and cash equivalents at beginning of period .................................        11,027             13,386
                                                                                     -----------        -----------
Cash and cash equivalents at end of period .......................................   $    23,219        $     8,737
                                                                                     ===========        ===========

Noncash investing and financing transactions:
   Capitalized or deferred items included in accounts payable
     and accrued liabilities .....................................................   $    22,885        $    28,026
                                                                                     ===========        ===========

Supplemental cash flow disclosures:
   Cash paid for:
     Income taxes, net of refunds ................................................   $    (3,686)       $     4,250
                                                                                     ===========        ===========
     Interest expense, net of amounts capitalized ................................   $    15,659        $    23,335
                                                                                     ===========        ===========

     See notes to the unaudited condensed consolidated financial statements

                           EXTENDED STAY AMERICA, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

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

     The condensed consolidated balance sheet data at December 31, 2001 was derived from audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles.

     Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     For the three months ended March 31, 2002 and 2001, the computation of diluted earnings per share does not include approximately 2.3 million weighted average shares of common stock in both periods represented by outstanding options because the exercise price of the options was greater than the average market price of common stock during the period.

     Certain previously reported amounts have been reclassified to conform with the current period's presentation

   Income Taxes

     We expect our estimated annual effective income tax rate for 2002 to decrease from 40% to 39%, reflecting a reduction in estimated state income taxes resulting from state tax planning and credits. Accordingly, the provision for income taxes in the first quarter of 2002 reflects a $3.0 million reduction in expense associated with adjusting our deferred tax assets and liabilities to reflect the lower rate.

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

     Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, requires all derivatives to be carried on the balance sheet at fair value. SFAS No. 133, as amended, is effective for financial statements issued for periods beginning after December 15, 2000. At December 31, 2000, the carrying value of our interest rate cap contracts was $1,115,000 and their fair value was zero. We adopted SFAS No. 133 on January 1, 2001 and designated our interest rate cap contracts as cash-flow hedges of our variable rate debt. SFAS No. 133, as interpreted by the Derivatives Implementation Group, required the transition adjustment to be allocated between the cumulative-effect-type adjustment of earnings and the cumulative-effect-type adjustment of other comprehensive income based on our pre-SFAS No.133 accounting policy for the contracts. Since the fair value of the interest rate cap contracts at adoption was zero, the entire transition adjustment of $669,000, net of income tax benefit of $446,000, was recognized in earnings as a cumulative effect adjustment in the three months ended March 31, 2001.

     New Accounting Pronouncement

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which we are required to adopt on January 1, 2003, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Statement amends SFAS No. 13, "Accounting for Leases," to eliminate certain inconsistencies. It also amends other existing authoritative pronouncements to make technical corrections and clarify meanings. We have not yet determined the impact of this standard on our consolidated financial position or results of operations.

NOTE 2 -- PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                                          (000's Omitted)
                                                                                    March 31,      December 31,
                                                                                      2002              2001
                                                                                  -------------    -------------
     Operating Facilities:
              Land and improvements ..........................................    $     620,083    $     593,428
              Buildings and improvements .....................................        1,600,881        1,541,091
              Furniture, fixtures, equipment and supplies ....................          292,487          284,005
                                                                                  -------------    -------------
                 Total Operating Facilities ..................................        2,513,451        2,418,524
     Office furniture, fixtures and equipment ................................            7,003            6,852
     Facilities under development, including land and improvements ...........           72,463          120,626
                                                                                  -------------    -------------
                                                                                      2,592,917        2,546,002
     Less:  Accumulated depreciation .........................................         (287,803)        (268,588)
                                                                                  -------------    -------------
     Total property and equipment ............................................    $   2,305,114    $   2,277,414
                                                                                  =============    =============

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     We own and operate three brands in the extended stay lodging market--StudioPLUS Deluxe Studios(R) ("StudioPLUS"), EXTENDED STAYAMERICA Efficiency Studios(R) ("EXTENDED STAY"), and Crossland Economy Studios(R) ("Crossland"). Each brand is designed to appeal to different price points generally below $500 per week. All three brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette; and a bathroom. StudioPLUS facilities serve the mid-price category and generally feature guest rooms that are larger than those in our other brands, an exercise facility, and a swimming pool. EXTENDED STAY rooms are designed to compete in the economy category. Crossland rooms are typically smaller than EXTENDED STAY rooms and are targeted for the budget category. In this Quarterly Report on Form 10-Q, the words "Extended Stay America", "Company", "we", "our", "ours", and "us" refer to Extended Stay America, Inc. and its subsidiaries unless the context suggests otherwise.

     The table below provides a summary of our selected development and operational results for the three months ended March 31, 2002 and 2001.

                                                                             Three Months
                                                                            Ended March 31,
                                                                            ---------------
                                                                           2002       2001
                                                                           ----       ----
Total Facilities Open (at period end) ...................................   443        400
Total Facilities Opened .................................................    12          8
Average Occupancy Rate ..................................................    66%        76%
Average Weekly Room Rate ................................................ $ 314      $ 321

     Average occupancy rates are determined by dividing the rooms occupied on a daily basis by the total number of rooms. Average weekly room rates are determined by dividing room revenue by the number of rooms occupied on a daily basis for the applicable period and multiplying by seven. The average weekly room rates generally will be greater than standard room rates because of (1) stays of less than one week, which are charged at a higher nightly rate, (2) higher weekly rates for rooms that are larger than the standard rooms, and (3) additional charges for more than one person per room. We expect that our future occupancy and room rates will be impacted by a number of factors, including the impact of the U.S. economy on demand for lodging products and the number and geographic location of new facilities as well as the season in which we open those facilities. We also cannot assure you that we can maintain our occupancy and room rates.

     At March 31, 2002, we had 443 operating facilities (39 Crossland, 309 EXTENDED STAY, and 95 StudioPLUS) and had 10 EXTENDED STAY facilities under construction. We expect to complete the construction of these 10 facilities generally within the next twelve months; however, we cannot assure you that we will complete construction within the time periods we have historically experienced. Our ability to complete construction may be materially impacted by various factors including final permitting and obtaining certificates of occupancy, as well as weather-induced construction delays.

Results of Operations

   Property Operations

      Operating results for the quarter ended March 31, 2002 include the impact of one-time rental contracts during the 2002 Winter Olympics at three EXTENDED STAY properties in Salt Lake City, Utah (the "Olympic Properties"). We estimate that these contracts generated additional non-recurring net income of approximately $1.2 million, or $0.01 per diluted share for the quarter.

      Including the Olympic Properties, we realized average occupancies of 66% and average weekly room rates of $314 for the first quarter of 2002, and we realized average occupancies of 76% and average weekly room rates of $321 for the first quarter of 2001, resulting in a decrease of 15.2% in overall REVPAR (revenue per available room) for the quarter when compared to the same quarter of last year.

      Excluding the Olympic Properties, the following is a summary of the number of properties in operation at the end of each period along with the related average occupancy rates and average weekly room rates during each period:

                                                                For the Three Months Ended
                                          ------------------------------------------------------------------
                                                    March 31, 2002                     March 31, 2001
                                          --------------------------------  --------------------------------
                                                      Average    Average                Average    Average
                                          Facilities Occupancy Weekly Room  Facilities Occupancy Weekly Room
                                             Open      Rate       Rate         Open      Rate       Rate
                                          ---------- --------- -----------  ---------- --------- -----------
Crossland ..............................       39       69%     $  219          39        78%      $  223
EXTENDED STAY ..........................      306       66         320         264        76          334
StudioPLUS .............................       95       65         327          94        74          346
                                             ----       --      ------       -----        --       ------
     Total .............................      440       66%     $  310         397        76%      $  322
                                             ====       ==      ======       =====        ==       ======

     Excluding the Olympic Properties, we realized an overall decrease of 16.7% in REVPAR for the first quarter of 2002 as compared to the first quarter of 2001. The decrease in overall average occupancy rates for the first quarter of 2002 compared to the first quarter of 2001 reflects, primarily, the impact of a general decline in demand for lodging products as a result of the slowing U.S. economy and the continued impact on travel resulting from the events of September 11, 2001. The decrease in overall average weekly room rates for the first quarter of 2002 compared to the first quarter of 2001 is due to decreases in rates charged in previously opened properties. Particularly for the EXTENDED STAY brand, these decreases in rates were partially offset by the geographic dispersion of properties opened since March 31, 2001 and the higher standard weekly room rates in certain of those markets.

     Comparable hotels, consisting of the 359 properties opened for at least one year at the beginning of the first quarter of 2001 (excluding the Olympic Properties), realized the following percentage changes in the components of REVPAR for the first quarter of 2002 as compared with the first quarter of 2001:

                              Crossland   EXTENDED STAY   StudioPLUS   Total
                              ---------   -------------   ----------   -----
      Comparable Hotels ....      39            230            90       359
      Occupancy ............   (11.8%)        (12.9%)       (13.0%)   (12.8%)
      Average Weekly Rate ..    (1.7%)         (5.3%)        (5.7%)    (5.0%)
      REVPAR ...............   (13.3%)        (17.5%)       (18.0%)   (17.2%)

     We believe that the percentage changes in the components of REVPAR for the Crossland brand differ significantly from the EXTENDED STAY and StudioPLUS brands primarily as a result of the number and geographic dispersion of the comparable hotels.

     We recognized total revenue of $124.8 million for the first quarter of 2002 and $134.4 million for the first quarter of 2001. This is a decrease of $9.6 million, or 7%. The 392 properties that we owned and operated throughout both periods experienced an aggregate decrease in revenue of approximately $20.6 million, net of incremental revenue at the Olympic Properties of approximately $2.0 million, which was partially offset by approximately $11.0 million of incremental revenue attributed to properties opened after December 31, 2000.

     Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating and property management expenses, depreciation, or interest were $60.3 million (48 % of total revenue) for the first quarter of 2002, compared to $56.8 million (42% of total revenue) for the first quarter of 2001. We did not incur significant incremental property operating expenses at the Olympic Properties during the first quarter of 2002. We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to REVPAR increases or decreases because the majority of these expenses do not vary based on REVPAR. We realized an overall decrease of 15.2% in REVPAR for the first quarter of 2002 as compared to the first quarter of 2001 and our property operating margins were 52% for the first quarter of 2002 and 58% for the first quarter of 2001.

     The provisions for depreciation and amortization for our lodging facilities were $19.0 million and $17.3 million for the first quarter of 2002 and 2001, respectively. These provisions were computed using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation. Depreciation and amortization for the first quarter of 2002 increased as compared to the first quarter of 2001 because we operated 43 additional facilities in 2002 and because we operated for a full quarter the 8 properties that were opened in the first quarter of 2001.

   Corporate Operations

     Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. These expenses consist primarily of personnel and certain marketing costs, as well as development costs that are not directly related to a site that we will develop. We incurred corporate operating and property management expenses of $12.1 million (10% of total revenue) in the first quarter of 2002 and $11.6 million (9% of total revenue) in the first quarter of 2001. The increase in the amount of these expenses for the first quarter of 2002 as compared to the same period in 2001 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated. We expect these expenses will continue to increase in total amount as we develop and operate additional facilities in the future.

     Depreciation and amortization was $196,000 for the quarter ended March 31, 2002 and $280,000 for the comparable period in 2001. These provisions were computed using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of our facilities. These assets were primarily office furniture and equipment.

     We realized $240,000 of interest income in the first quarter of 2002 and $161,000 in the first quarter of 2001. This interest income was primarily attributable to the temporary investment of funds drawn under our credit facilities. We incurred interest charges of $21.3 million during the first quarter of 2002 and $22.5 million during the first quarter of 2001. Of these amounts, $1.9 million in the first quarter of 2002 and $2.6 million in the first quarter of 2001 were capitalized and included in the cost of buildings and improvements.

     We recognized income tax expense of $2.4 million for the first quarter of 2002 and $11.5 million for the first quarter of 2001 (17% and 40%, respectively, of income before income taxes and the cumulative effect of an accounting change). We expect our annual effective income tax rate for 2002 to decrease from 40% to 39%, reflecting a reduction in estimated state income taxes resulting from state tax planning and credits. Accordingly, the provision for income taxes in the first quarter of 2002 reflects a $3.0 million reduction in expense associated with adjusting our deferred tax assets and liabilities to reflect the lower rate. Excluding the impact of our estimated annual effective income tax rate decrease, our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes.

   Cumulative Effect of a Change in Accounting

     Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, requires all derivatives to be carried on the balance sheet at fair value. SFAS No. 133, as amended, is effective for financial statements issued for periods beginning after December 15, 2000. At December 31, 2000, the carrying value of our interest rate cap contracts was $1,115,000 and their fair value was zero. We adopted SFAS No. 133 on January 1, 2001 and designated our interest rate cap contracts as cash-flow hedges of our variable rate debt. SFAS No. 133, as interpreted by the Derivatives Implementation Group, required the transition adjustment to be allocated between the cumulative-effect-type adjustment of earnings and the cumulative-effect-type adjustment of other comprehensive income based on our pre-SFAS No. 133 accounting policy for the contracts. Since the fair value of the interest rate cap contracts at adoption was zero, the entire transition adjustment of $669,000, net of income tax benefit of $446,000, was recognized in earnings as a cumulative effect adjustment for the three months ended March 31, 2001.

Liquidity and Capital Resources

     We had net cash and cash equivalents of $23.2 million as of March 31, 2002 and $11.0 million as of December 31, 2001. At March 31, 2002 we had approximately $20.0 million invested in short-term money market depository accounts. At December 31, 2001 we had approximately $13.0 million invested in short-term demand notes having credit ratings of A1/P1 or the equivalent, using domestic commercial banks and other financial institutions. We also deposited excess funds during these periods in an overnight sweep account with a commercial bank, which in turn invested these funds in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, we did not take possession of the securities, which were instead held by the financial institutions. The market value of the securities held pursuant to these arrangements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

     Our operating activities generated cash of $37.8 million during the three months ended March 31, 2002 and $38.7 million during the three months ended March 31, 2001.

     We used $56.9 million to acquire land and develop and furnish a total of 22 sites opened or under construction in the three months ended March 31, 2002 and $71.8 million for 36 sites in the three months ended March 31, 2001.

     Our cost to develop a property varies significantly by brand and by geographic location due to differences in land and labor costs. Similarly, the average weekly rate charged and the resultant cash flow from these properties will vary significantly but generally are expected to be in proportion to the development costs. For the 398 properties we opened from January 1, 1996 through December 31, 2001, the average development cost was approximately $5.6 million with an average of 107 rooms. In 2002, we expect to open a number of properties in the Northeast and West, where average development costs are higher. Accordingly, we expect our average development cost for 2002 to increase to approximately $8.6 million per property.

     We made open market repurchases of 1,987,400 shares of our common stock for approximately $27.7 million in the three months ended March 31, 2001. We received net proceeds from the exercise of options to purchase common stock totaling $3.4 million in the three months ended March 31, 2002 and $10.1 million in the three months ended March 31, 2001.

     In addition to our $200 million 9.15% Senior Subordinated Notes due 2008 and our $300 million 9.875% Senior Subordinated Notes due 2011, we have a $900 million credit facility (the "Credit Facility") which provides for revolving loans and term loans on a senior collateralized basis. Loans under the Credit Facility bear interest, at our option, at either a variable prime-based rate or a variable LIBOR-based rate, plus an applicable margin. In January 2002, we borrowed $100 million pursuant to a delayed draw term loan under the Credit Facility. To minimize interest rates charged under the Credit Facility, we prepaid $25 million in March 2002. As of March 31, 2002, we did not have outstanding loans under the revolving facility and had $673.8 million, net of principal repayments, under the term loans, leaving $200 million available and committed under the Credit Facility. Availability of the revolving facility is dependent, however, upon us satisfying certain financial ratios of debt and interest compared to earnings before interest, taxes, depreciation, and amortization, with these amounts being calculated pursuant to definitions contained in the Credit Facility.

     Our primary market risk exposures result from the variable nature of the interest rates on borrowings under the Credit Facility. We entered into the Credit Facility for purposes other than trading. Based on the levels of borrowings under the Credit Facility at March 31, 2002, if interest rates changed by 1.0%, our annual cash flow and net income would change by $4.1 million. We manage our market risk exposures by periodic evaluation of such exposures relative to the costs of reducing the exposures by entering into interest rate swaps or by refinancing the underlying obligations with longer term fixed rate debt obligations. We do not own derivative financial instruments or derivative commodity instruments other than an interest rate cap contract on a total of $800 million, which limits our exposure to LIBOR increases to a maximum LIBOR rate of 8.88% from June 17, 2001 through June 16, 2002.

     In connection with the Credit Facility and the 9.875% Senior Subordinated Notes, we incurred additions to deferred loan costs of approximately $1.1 million during the quarter ended March 31, 2002 and approximately $15,000 during the quarter ended March 31, 2001.

     We plan to open approximately 20 properties with total costs of approximately $171 million in 2002. We recently revised our development plans to increase the number of sites upon which we will commence construction during 2002 from a total of 15 sites to a total of 24 sites with total costs of approximately $210 million. These 24 sites are expected to open primarily in 2003. We also have identified 25 additional sites with total development costs of approximately $186 million for which we could commence construction in 2002. We will continue to seek the necessary approvals and permits for these sites and will seek to increase the number of construction starts in the future. Our current and future development plans will be affected by a number of factors, including improvements in the overall U.S. economy, improvements in demand for lodging products in the overall lodging industry, improvements in demand for our extended stay lodging products, and availability of funds within the constraints of our financing agreements.

     We had commitments not reflected in our financial statements at March 31, 2002 totaling approximately $45 million to complete construction of extended stay properties. We believe that the remaining availability under the Credit Facility, together with cash on hand and cash flows from operations, will provide sufficient funds to continue our expansion as presently planned and to fund our operating expenses, including our working capital deficit, through 2003. We may increase our capital expenditures and property openings in future years, in which case our capital needs will increase. We may also need additional capital depending on a number of factors, including the number of properties we construct or acquire, the timing of that development, the cash flow generated by our properties and the amount of any open market repurchases we make of our common stock. Also, if capital markets provide favorable opportunities, our plans or assumptions change or prove to be inaccurate, our existing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions, we may seek additional capital sooner than currently anticipated. In the event we obtain additional capital, we may seek to increase property openings in future years. Sources of capital may include public or private debt or equity financing. We cannot assure you that we will be able to obtain additional financing on acceptable terms, if at all. Our failure to raise additional capital could result in the delay or abandonment of some or all of our development and expansion plans, and could have a material adverse effect on us.

New Accounting Pronouncement

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which we are required to adopt on January 1, 2003, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Statement amends SFAS No. 13, "Accounting for Leases," to eliminate certain inconsistencies. It also amends other existing authoritative pronouncements to make technical corrections and clarify meanings. We have not yet determined the impact of this standard on our consolidated financial position or results of operations.

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

Special Note on Forward-Looking Statements

     This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as "expects", "intends", "plans", "projects", "believes", "estimates", and similar expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors which may cause our actual results, performance, or achievements to be materially different. These factors include, among other things:

          . uncertainty as to changes in U.S. general economic activity and the impact of such changes on the consumer demand for lodging products in general and for extended stay lodging products in particular;

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

                                     PART II

                                OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

           Exhibit
           Number                       Description of Exhibit
           ------                       ----------------------

            10.1 Sublease Agreement, dated as of February 11, 2002, by and between Johnson Development Associates, Inc. and ESA Services, Inc.


(b)       Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2002.

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