Form 10-Q
period 2002-06-30
EXTENDED STAY AMERICA INC
filed 2002-08-14
CIK 1002579

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended June 30, 2002

                                       OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the Transition Period from __________ to __________

                         Commission File Number 0-27360

                                  -------------

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

                                  -------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No _____
    --------

     At August 7, 2002, the registrant had issued and outstanding an aggregate of 93,770,192 shares of Common Stock.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           EXTENDED STAY AMERICA, INC.

                Condensed Consolidated Balance Sheets (Unaudited)
                        (In thousands, except share data)

                             ASSETS
                             ------
                                                                                     June 30,          December 31,
                                                                                       2002              2001(1)
                                                                                    ----------        ------------
Current assets:
   Cash and cash equivalents ...................................................    $   24,304         $   11,027
   Accounts receivable .........................................................         6,360              6,385
   Prepaid income taxes ........................................................         1,909             10,669
   Prepaid expenses ............................................................         3,712              3,628
   Deferred income taxes .......................................................        37,077             37,589
                                                                                    ----------         ----------
        Total current assets ...................................................        73,362             69,298
Property and equipment, net ....................................................     2,324,152          2,277,414
Deferred loan costs, net .......................................................        23,417             24,371
Other assets ...................................................................           772                788
                                                                                    ----------         ----------
                                                                                    $2,421,703         $2,371,871
                                                                                    ==========         ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ............................................................    $   20,565         $   34,433
   Accrued retainage ...........................................................         9,075             13,879
   Accrued property taxes ......................................................        14,953             12,174
   Accrued salaries and related expenses .......................................         4,419              4,291
   Accrued interest ............................................................         6,826              7,011
   Other accrued expenses ......................................................        20,779             20,798
   Current portion of long-term debt ...........................................        28,324             12,500
                                                                                    ----------         ----------
     Total current liabilities .................................................       104,941            105,086
                                                                                    ----------         ----------
Deferred income taxes ..........................................................       132,894            126,752
                                                                                    ----------         ----------
Long-term debt .................................................................     1,141,208          1,132,250
                                                                                    ----------         ----------

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding ....................................................
   Common stock, $.01 par value, 500,000,000 shares authorized, 93,743,442  and
     93,228,443 shares issued and outstanding, respectively ....................           937                932
   Additional paid-in capital ..................................................       799,772            793,484
   Retained earnings ...........................................................       241,951            213,367
                                                                                    ----------         ----------
        Total stockholders' equity .............................................     1,042,660          1,007,783
                                                                                    ----------         ----------
                                                                                    $2,421,703         $2,371,871
                                                                                    ==========         ==========

(1)  Derived from audited financial statements

     See notes to the unaudited condensed consolidated financial statements

                           EXTENDED STAY AMERICA, INC.

             Condensed Consolidated Statements of Income (Unaudited)
                      (In thousands, except per share data)

                                                                                 Three Months Ended            Six Months Ended
                                                                              -------------------------      -----------------------
                                                                              June 30,         June 30,        June 30,    June 30,
                                                                                2002            2001            2002         2001
                                                                              --------        ---------      ---------    ---------
Revenue ...............................................................      $ 142,802       $ 143,112      $ 267,594     $ 277,527

Property operating expenses ...........................................         63,110          56,694        123,417       113,533
Corporate operating and property
   management expenses ................................................         12,108          11,773         24,184        23,399
Headquarters relocation costs .........................................                          4,426                        4,426
Depreciation and amortization .........................................         19,696          17,745         38,923        35,287
                                                                             ---------       ---------      ---------     ---------
        Total costs and expenses ......................................         94,914          90,638        186,524       176,645
                                                                             ---------       ---------      ---------     ---------

Income from operations before interest, income taxes and
    cumulative effect of accounting change ............................         47,888          52,474         81,070       100,882

Interest expense, net .................................................         19,929          18,394         39,168        38,092
                                                                             ---------       ---------      ---------     ---------

Income before income taxes and cumulative effect of
   accounting change ..................................................         27,959          34,080         41,902        62,790

Provision for income taxes ............................................         10,904          13,632         13,318        25,115
                                                                             ---------       ---------      ---------     ---------

Net income before cumulative effect of accounting change ..............         17,055          20,448         28,584        37,675

Cumulative effect of change in accounting for derivatives,
   net of income tax benefit of $466 ..................................                                                        (669)
                                                                             ---------       ---------      ---------     ---------
Net income ............................................................      $  17,055       $  20,448      $  28,584     $  37,006
                                                                             =========       =========      =========     =========

Net income per common share - Basic:
   Net income before cumulative effect of accounting change ...........      $    0.18       $    0.22      $    0.31     $    0.40
   Cumulative effect of accounting change .............................                                                       (0.01)
                                                                             ---------       ---------      ---------     ---------
   Net income .........................................................      $    0.18       $    0.22      $    0.31     $    0.39
                                                                             =========       =========      =========     =========

Net income per common share - Diluted:
   Net income before cumulative effect of accounting change ...........      $    0.18       $    0.21      $    0.29     $    0.38
   Cumulative effect of accounting change .............................
                                                                             ---------       ---------      ---------     ---------
   Net income .........................................................      $    0.18       $    0.21      $    0.29     $    0.38
                                                                             =========       =========      =========     =========

Weighted average shares:
   Basic ..............................................................         93,668          94,773         93,553        95,256
   Effect of dilutive options .........................................          3,284           3,122          3,405         3,128
                                                                             ---------       ---------      ---------     ---------
   Diluted ............................................................         96,952          97,895         96,958        98,384
                                                                             =========       =========      =========     =========

     See notes to the unaudited condensed consolidated financial statements

                           EXTENDED STAY AMERICA, INC.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                            Six Months Ended
                                                                                     ------------------------------
                                                                                      June 30,           June 30,
                                                                                        2002               2001
                                                                                     -----------        -----------
Cash flows from operating activities:
   Net income ...................................................................    $  28,584           $  37,006
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ..........................................       38,923              35,287
         Amortization of deferred loan costs included in interest expense .......        2,086               2,583
         Deferred income taxes ..................................................        6,654              11,445
         Cumulative effect of accounting change, net ............................                              669
         Changes in operating assets and liabilities ............................       12,889              10,104
                                                                                     ---------           ---------
                Net cash provided by operating activities .......................       89,136              97,094
                                                                                     ---------           ---------
Cash flows from investing activities:
   Additions to property and equipment ..........................................     (104,445)           (149,929)
   Other assets .................................................................           16                 (87)
                                                                                     ---------           ---------
                Net cash used in investing activities ...........................     (104,429)           (150,016)
                                                                                     ---------           ---------
Cash flows from financing activities:
   Proceeds from exercise of Company stock options ..............................        4,919              15,193
   Repurchases of Company common stock ..........................................                          (27,656)
   Proceeds from long-term debt .................................................      100,000             399,000
   Principal payments on long-term debt .........................................      (75,218)           (331,000)
   Additions to deferred loan costs .............................................       (1,131)             (7,376)
                                                                                     ---------           ---------
                Net cash provided by financing activities .......................       28,570              48,161
                                                                                     ---------           ---------
Increase (decrease) in cash and cash equivalents ................................       13,277              (4,761)
Cash and cash equivalents at beginning of period ................................       11,027              13,386
                                                                                     ---------           ---------
Cash and cash equivalents at end of period ......................................    $  24,304           $   8,625
                                                                                     =========           =========

Noncash investing and financing transactions:
   Capitalized or deferred items included in accounts payable
     and accrued liabilities ....................................................    $  15,337           $  37,931
                                                                                     =========           =========

Supplemental cash flow disclosures:
   Cash paid for:
     Income taxes, net of refunds ...............................................    $  (3,471)          $  10,466
                                                                                     =========           =========
     Interest expense, net of amounts capitalized ...............................    $  37,614           $  36,430
                                                                                     =========           =========

     See notes to the unaudited condensed consolidated financial statements

                           EXTENDED STAY AMERICA, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002

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

     Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The computation of diluted earnings per share for the three months ended June 30, 2002 and 2001 does not include approximately 2.4 million and 2.3 million weighted average shares, respectively, and for the six months ended June 30, 2002 and 2001 does not include approximately 2.3 million weighted average shares of common stock, in both periods represented by outstanding options because the exercise price of the options for the periods was greater than the average market price of common stock during the periods.

     Certain previously reported amounts have been reclassified to conform with the current period's presentation.

Income Taxes

     We expect our estimated annual effective income tax rate for 2002 to decrease from 40% to 39%, reflecting a reduction in estimated state income taxes resulting from state tax planning and credits. Accordingly, the provision for income taxes in the six-month period ended June 30, 2002 reflects a reduction in expense of approximately $3.0 million which was recorded in the first quarter of 2002 associated with adjusting our deferred tax assets and liabilities to reflect the lower rate.

Derivative Financial Instruments and Cumulative Effect of a Change in Accounting

     We do not enter into financial instruments for trading or speculative purposes. We use interest rate cap contracts to hedge our exposure on variable rate debt. Through December 31, 2000, the cost of the caps was included in prepaid expenses and amortized to interest expense over the life of the cap contract.

     Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, requires all derivatives to be carried on the balance sheet at fair value. SFAS No. 133, as amended, is effective for financial statements issued for periods beginning after December 15, 2000. At December 31, 2000, the carrying value of our interest rate cap contracts was $1,115,000 and their fair value was zero. We adopted SFAS No. 133 on January 1, 2001 and designated our interest rate cap contracts as cash-flow hedges of our variable rate debt. SFAS No. 133, as interpreted by the Derivatives Implementation Group, required the transition adjustment to be allocated between the cumulative-effect-type adjustment of earnings and the cumulative-effect-type adjustment of other comprehensive income based on our pre-SFAS No.133 accounting policy for the contracts. Since the fair value of the interest rate cap contracts at adoption was zero, the entire transition adjustment of $669,000, net of income tax benefit of $446,000, was recognized in earnings as a cumulative effect adjustment on January 1, 2001.

New Accounting Pronouncements

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

     In June 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of this statement is not expected to have a material effect on our financial statements.

Related Party Transactions

     The Chairman of our Board of Directors serves as a director of a company to which we sublease office space. The sublease provides for monthly rent of $52,157 through December 2004. On December 17, 2001, the company to which we sublease office space filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code.

Commitments and Contingencies

     On August 5, 2002, one of the Company's subsidiaries was served with a complaint against the Company and several of its subsidiaries in the Superior Court of California, County of Alameda. This action, filed on behalf of an alleged class of former and existing managers, assistant managers, and manager trainees for the Company's properties in California, alleges violations of certain of California's wage and hour laws. In particular, the action alleges that the Company misclassified these property managers as exempt from California's laws regarding overtime pay. The plaintiffs are seeking to certify a class representing all such property managers in California, an injunction, and damages for back pay, penalties, interest, and attorneys' fees. The case is captioned Rachelle Reid, et al vs. Extended Stay America, Inc., etc., et al. The Company is in the beginning stages of this litigation, but management believes the Company has meritorious defenses against this claim and intends to defend this case vigorously. The financial impact, if any, of this case cannot yet be predicted.

     From time to time, we may incur expenses due to defects in materials, construction, or systems installed in our properties. Most significant products or systems contain manufacturers' warranties. In addition, contractual agreements with our general contractors typically require general contractors and subcontractors to maintain insurance designed to cover the faulty installation of significant systems.

     Testing has revealed that certain of our properties have sustained damage arising from defective materials and/or faulty installation of the Exterior Insulation Finish System ("EIFS"). At this time, the full extent of damage can not be reasonably estimated. We have filed suit against the EIFS manufacturers, certain applicators, certain general contractors, and others seeking necessary repairs and recovery rights against expected and incurred expenses. The suits allege, among other things, negligence, breach of warranty, breach of contract, tort, fraud, and unfair and deceptive trade practices. At this time, the extent of recovery, if any, can not be reasonably determined.

NOTE 2 -- PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                                    (000's Omitted)
                                                                                June 30,       December 31,
                                                                                  2002              2001
                                                                              -------------    -------------
           Operating Facilities:
                Land and improvements .....................................   $     630,868    $     593,428
                Buildings and improvements ................................       1,628,789        1,541,091
                Furniture, fixtures, equipment and supplies ...............         297,512          284,005
                                                                              -------------    -------------
                   Total Operating Facilities .............................       2,557,169        2,418,524
           Office furniture, fixtures and equipment .......................           7,035            6,852
           Facilities under development, including land and improvements ..          67,401          120,626
                                                                              -------------    -------------
                                                                                  2,631,605        2,546,002
           Less:  Accumulated depreciation ................................        (307,453)        (268,588)
                                                                              --------------   -------------
           Total property and equipment ...................................   $   2,324,152    $   2,277,414
                                                                              =============    =============

     We utilize general contractors for the construction of our properties. Pursuant to the terms of our contractual agreements with the general contractors, amounts are retained from payments made to them until the terms of the agreement have been satisfactorily completed. Retained amounts are recorded as accrued retainage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We own and operate three brands in the extended stay lodging market--StudioPLUS Deluxe Studios(R) ("StudioPLUS"), EXTENDED STAYAMERICA Efficiency Studios (R) ("EXTENDED STAY"), and Crossland Economy Studios (R) ("Crossland"). Each brand is designed to appeal to different price points that are generally below $500 per week. All three brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette; and a bathroom. StudioPLUS facilities serve the mid-price category and generally feature guest rooms that are larger than those in our other brands, an exercise facility, and a swimming pool. EXTENDED STAY rooms are designed to compete in the economy category. Crossland rooms are typically smaller than EXTENDED STAY rooms and are targeted for the budget category.

     In this Quarterly Report on Form 10-Q, the words "Extended Stay America", "Company", "we", "our", "ours", and "us" refer to Extended Stay America, Inc. and its subsidiaries unless the context suggests otherwise.

     The table below provides a summary of our selected development and operational results for the three months and six months ended June 30, 2002 and 2001.

                                            Three Months          Six Months
                                           Ended June 30,       Ended June 30,
                                          ---------------     -----------------
                                          2002       2001      2002        2001
                                          ----       ----      ----        ----

Total Facilities Open (at period end) ..   449       405       449          405
Total Facilities Opened ................     6         5        18           13
Average Occupancy Rate .................    72%       79%       69%          77%
Average Weekly Room Rate ...............  $317      $321      $316         $321

     Average occupancy rates are determined by dividing the rooms occupied on a daily basis by the total number of rooms. Average weekly room rates are determined by dividing room revenue by the number of rooms occupied on a daily basis for the applicable period and multiplying by seven. The average weekly room rates generally will be greater than standard room rates because of (1) stays of less than one week, which are charged at a higher nightly rate, (2) higher weekly rates for rooms that are larger than the standard rooms, and (3) additional charges for more than one person per room. We expect that our future occupancy and room rates will be impacted by a number of factors, including the impact of the U.S. economy on demand for lodging products and the number and geographic location of our new facilities as well as the season in which we open those facilities. We also cannot assure you that we can maintain our occupancy and room rates.

     At June 30, 2002, we had 449 operating facilities (39 Crossland, 315 EXTENDED STAY, and 95 StudioPLUS) and had 11 EXTENDED STAY facilities under construction. We expect to complete the construction of the facilities currently under construction generally within the next twelve months, however, we cannot assure you that we will complete construction within the time periods we have historically experienced. Our ability to complete construction may be materially impacted by various factors including final permitting and obtaining certificates of occupancy, as well as weather related construction delays.

Results of Operations

   For the Three Months Ended June 30, 2002 and 2001

   Property Operations

     The following is a summary of the number of properties in operation at the end of each period along with the related average occupancy rates and average weekly room rates during each period:

                                            For the Three Months Ended
                       -------------------------------------------------------------------
                                  June 30, 2002                      June 30, 2001
                       --------------------------------     ------------------------------
                                   Average     Average                Average     Average
                       Facilities Occupancy  Weekly Room  Facilities Occupancy  Weekly Room
                          Open      Rate        Rate         Open      Rate        Rate
                       ---------- ---------  -----------  ---------- ---------  -----------
Crossland ..........        39       71%        $220          39        78%       $ 222
EXTENDED STAY ......       315       72          328         272        79          332
StudioPLUS .........        95       71          329          94        78          344
                          ----       --          ---          --        --        -----
     Total .........       449       72%        $317         405        79%       $ 321
                          ====       ==         ====         ===        ==        =====

      We realized an overall decrease of 10.0% in revenue per available room ("REVPAR") for the second quarter of 2002 as compared to the second quarter of 2001. The decrease in overall average occupancy rates for the second quarter of 2002 compared to the second quarter of 2001 reflects, primarily, the impact of a general decline in demand for lodging products as a result of the slowing U.S. economy and the continued impact on travel resulting from the events of September 11, 2001 and subsequent terrorism alerts. The decrease in overall average weekly room rates for the second quarter of 2002 compared to the second quarter of 2001 is due to decreases in rates charged in previously opened properties. Particularly for the EXTENDED STAY brand, this decrease in rates was partially offset by the geographic dispersion of properties opened since June 30, 2001 and the higher standard weekly room rates in certain of those markets.

      Comparable hotels, consisting of the 359 properties opened for at least one year at the beginning of the first quarter of 2001 (excluding three EXTENDED STAY properties located in Salt Lake City, Utah which were impacted by one-time rental contracts during the 2002 Winter Olympics (the "Olympic Properties")), realized the following percentage changes in the components of REVPAR for the second quarter of 2002 as compared with the second quarter of 2001:

                                           Crossland   EXTENDED STAY   StudioPLUS    Total
                                           ---------   -------------   ----------    -----
     Number of Comparable Hotels .......      39           230             90          359
     Change in Occupancy Rate ..........    (9.5)%       (8.8)%          (9.2)%       (9.0)%
     Change in Average Weekly Rate .....    (1.0)%       (1.9)%          (4.1)%       (2.2)%
     Change in REVPAR ..................   (10.4)%      (10.6)%         (12.8)%      (11.0)%

     We believe that the percentage changes in the components of REVPAR for the StudioPLUS brand differs from the Crossland and EXTENDED STAY brands primarily as a result of the number and geographic dispersion of the comparable hotels.

     While we believe that improvements in the U.S. economy will result in increased demand for our products, it is difficult to assess the timing and magnitude of such improvements. Based on trends experienced in the second quarter and in July, we currently anticipate that we will experience declines in REVPAR for our comparable hotels when compared to the prior year of 3% to 4% for the third quarter of 2002. Assuming occupancy improves at a moderate rate throughout the balance of 2002, we would realize REVPAR declines for our comparable hotels of 6% to 8% for the year.

     We recognized total revenue of $142.8 million for the second quarter of 2002 and $143.1 million for the second quarter of 2001. This is a decrease of approximately $300,000, or less than 1%. The 400 properties that we owned and operated throughout both periods experienced an aggregate decrease in revenue of approximately $14.9 million which was partially offset by approximately $14.6 million of incremental revenue attributable to properties opened after March 31, 2001.

     Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating and property management expenses, depreciation, or interest were $63.1 million (44% of total revenue) for the second quarter of 2002, compared to $56.7 million (40% of total revenue) for the second quarter of 2001. We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to REVPAR increases or decreases because the majority of these expenses do not vary based on REVPAR. We realized an overall decrease of 10.0% in REVPAR for the second quarter of 2002 as compared to the second quarter of 2001, and our property operating margins were 56% for the second quarter of 2002 and 60% for the second quarter of 2001.

     The provisions for depreciation and amortization for our lodging facilities were $19.5 million for the second quarter of 2002 and $17.5 million for the second quarter of 2001. These provisions were computed using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation. Depreciation and amortization for the second quarter of 2002 increased as compared to the second quarter of 2001 because we operated 44 additional facilities in 2002 and we operated for a full quarter the 5 properties that were opened in the second quarter of 2001.

   Corporate Operations

     Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. These expenses consist primarily of personnel and certain marketing costs, as well as development costs that are not directly related to a site that we will develop. We incurred corporate operating and property management expenses of $12.1 million (8% of total revenue) in the second quarter of 2002 and $11.8 million (8% of total revenue) in the second quarter of 2001. The increase in the amount of these expenses for the second quarter of 2002 as compared to the same period in 2001 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated. We expect these expenses will continue to increase in total amount as we develop and operate additional facilities in the future.

     In May 2001, we announced that we would be relocating our corporate headquarters from Ft. Lauderdale, Florida to Spartanburg, South Carolina. The relocation was completed in the third quarter of 2001. As a result, we incurred non-recurring charges of approximately $9.0 million during 2001 in connection with the move, including approximately $2.1 million in non-cash charges related to the abandonment of unamortized leasehold improvements and charges associated with the valuation of stock options for terminated employees. Through June 30, 2001, we had incurred approximately $4.4 million of such charges.

     Depreciation and amortization was $194,000 for the quarter ended June 30, 2002 and $275,000 for the comparable period in 2001. These provisions were computed using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of our facilities. These assets were primarily office furniture and equipment.

     We realized $120,000 of interest income in the second quarter of 2002 and $170,000 in the second quarter of 2001. This interest income was primarily attributable to the temporary investment of funds drawn under our credit facilities. We incurred interest charges of $21.3 million during the second quarter of 2002 and $20.9 million in the second quarter of 2001. Of these amounts, $1.2 million in the second quarter of 2002 and $2.3 million in the second quarter of 2001 were capitalized and included in the cost of buildings and improvements.

     We recognized income tax expense of $10.9 million and $13.6 million (39% and 40%, respectively, of income before income taxes and the cumulative effect of an accounting change) for the second quarter of 2002 and 2001, respectively. Our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes.

   For the Six Months Ended June 30, 2002  and 2001

   Property Operations

     Operating results for the six-month period ended June 30, 2002 include the impact of one-time rental contracts during the 2002 Winter Olympics at the Olympic Properties. We estimate that these contracts generated additional non-recurring net income of approximately $1.2 million, or $0.01 per diluted share for the six-month period.

     Including the Olympic Properties, we realized average occupancies of 69% and average weekly room rates of $316 for the six-month period ended June 30, 2002, and we realized average occupancies of 77% and average weekly room rates of $321 for the six-month period ended June 30, 2001, resulting in a decrease of 12.5% in overall REVPAR for the period when compared to the same period of last year.

     Excluding the Olympic Properties, the following is a summary of the number of properties in operation at the end of each period along with the related average occupancy rates and average weekly room rates during each period:

                                         For the Six Months Ended
                   --------------------------------------------------------------------
                              June 30, 2002                    June 30, 2001
                   --------------------------------   ---------------------------------
                               Average     Average                Average     Average
                   Facilities Occupancy  Weekly Room  Facilities Occupancy  Weekly Room
                      Open      Rate        Rate         Open      Rate        Rate
                   ---------- ---------  -----------  ---------- ---------  -----------
Crossland .......       39       70%        $220          39        78%       $ 223
EXTENDED STAY ...      312       69          325         269        78          333
StudioPLUS ......       95       68          328          94        76          345
                       ---       --         ----         ---        --        -----
     Total ......      446       69%        $314         402        78%       $ 322
                       ===       ==         ====         ===        ==        =====

     Excluding the Olympic Properties, we realized an overall decrease of 13.2% in REVPAR for the six months ended June 30, 2002 as compared to the same period of 2001. The decrease in overall average occupancy rates for the six-month period ended June 30, 2002 compared to the same period of 2001 reflects, primarily, the impact of a general decline in demand for lodging products as a result of the slowing U.S. economy and the continued impact on travel resulting from the events of September 11, 2001 and subsequent terrorism alerts. The decrease in overall average weekly room rates for the six months ended June 30, 2002 compared to the same period of 2001 is due to decreases in rates charged in previously opened properties. Particularly for the EXTENDED STAY brand, this decrease in rates was partially offset by the geographic dispersion of properties opened since June 30, 2001 and the higher standard weekly room rates in certain of those markets.

     Comparable hotels, consisting of the 359 properties opened for at least one year at the beginning of the first quarter of 2001 (excluding the Olympic Properties), realized the following percentage changes in the components of REVPAR for the six months ended June 30, 2002 as compared with the same period of 2001:

                                              Crossland   EXTENDED STAY   StudioPLUS      Total
                                              ---------   -------------   ----------      -----
         Number of Comparable Hotels ......      39             230             90          359
         Change in Occupancy Rate .........   (10.7)%         (10.8)%        (11.0)%      (10.8)%
         Change in Average Weekly Rate ....    (1.3)%          (3.5)%         (4.9)%       (3.6)%
         Change in REVPAR .................   (11.9)%         (13.9)%        (15.3)%      (14.0)%

     We believe that the percentage changes in the components of REVPAR for the Crossland and Studio Plus brands differ from the EXTENDED STAY brand primarily as a result of the number and geographic dispersion of the comparable hotels.

     The percentage change in the components of REVPAR for comparable hotels experienced in the six months ended June 30, 2002 reflects a decrease in REVPAR of 17.2% in the first quarter and a decrease in REVPAR of 11.0% in the second quarter.

     We recognized total revenue of $267.6 million for the six months ended June 30, 2002 and $277.5 million for the six months ended June 30, 2001. This is a decrease of $9.9 million or 4%. The 392 properties that we owned and operated throughout both periods experienced an aggregate decrease in revenue of approximately $36.1million, net of incremental revenue at the Olympic Properties of approximately $2.0 million, which was partially offset by approximately $26.2 million of incremental revenue attributed to properties opened after December 31, 2000.

     Property operating expenses for the six months ended June 30, 2002 were $123.4 million (46% of total revenue), compared to $113.5 million (41% of total revenue) for the six months ended June 30, 2001. We did not incur significant incremental property operating expenses at the Olympic Properties during the first quarter of 2002. We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to REVPAR increases or decreases because the majority of these expenses do not vary based on REVPAR. We realized an overall decrease of 12.5% in REVPAR for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Our property operating margins were 54% for the six months ended June 30, 2002 and 59% for the six months ended June 30, 2001.

     The provisions for depreciation and amortization for our lodging facilities were $38.5 million for the six months ended June 30, 2002 and $34.7 million for the six months ended June 30, 2001. Depreciation and amortization for the six months ended June 30, 2002 increased as compared to the same period in 2001 because we operated 44 additional facilities in 2002 and we operated for a full six months the 13 properties that were opened in the first six months of 2001.

Corporate Operations

     We incurred corporate operating and property management expenses of $24.2 million (9% of total revenue) in the six months ended June 30, 2002 and $23.4 million (8% of total revenue) in the six months ended June 30, 2001. The increase in the amount of these expenses for the six-month period ended June 30, 2002 as compared to the same period in 2001 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated.

     Depreciation and amortization for assets not directly related to operation of our facilities was $390,000 for the six months ended June 30, 2002 and $555,000 for the six months ended June 30, 2001.

     We realized $360,000 of interest income in the six months ended June 30, 2002 and $331,000 in the six months ended June 30, 2001. This interest income was attributable to the temporary investment of funds drawn under our credit facilities. We incurred interest charges of $42.6 million in the six months ended June 30, 2002 and $43.4 million in the six months ended June 30, 2001. Of these amounts, $3.1 million in the six months ended June 30, 2002 and $4.9 million in the six months ended June 30, 2001 were capitalized and included in the cost of buildings and improvements.

     We recognized income tax expense of $13.3 million for the six-month period ended June 30, 2002 and $25.1 million for the six-month period ended June 30, 2001 (32% and 40%, respectively, of income before income taxes and the cumulative effect of an accounting change). We expect our annual effective income tax rate for 2002 to decrease from 40% to 39%, reflecting a reduction in estimated state income taxes resulting from state tax planning and credits. Accordingly, the provision for income taxes in the first quarter of 2002 reflected a reduction in expense of approximately $3.0 million associated with adjusting our deferred tax assets and liabilities to reflect the lower rate. Excluding the impact of our estimated annual effective income tax rate decrease, our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes.

Cumulative Effect of a Change in Accounting

     Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, requires all derivatives to be carried on the balance sheet at fair value. SFAS No. 133, as amended, is effective for financial statements issued for periods beginning after December 15, 2000. At December 31, 2000, the carrying value of our interest rate cap contracts was $1,115,000 and their fair value was zero. We adopted SFAS No. 133 on January 1, 2001 and designated our interest rate cap contracts as cash-flow hedges of our variable rate debt. SFAS No. 133, as interpreted by the Derivatives Implementation Group, required the transition adjustment to be allocated between the cumulative-effect-type adjustment of earnings and the cumulative-effect-type adjustment of other comprehensive income based on our pre-SFAS No. 133 accounting policy for the contracts. Since the fair value of the interest rate cap contracts at adoption was zero, the entire transition adjustment of $669,000, net of income tax benefit of $446,000, was recognized in earnings as a cumulative effect adjustment on January 1, 2001.

Liquidity and Capital Resources

     We had net cash and cash equivalents of $24.3 million as of June 30, 2002 and $11.0 million as of December 31, 2001. At June 30, 2002 we had approximately $20.3 million invested in short-term money market depository accounts. At December 31, 2001 we had approximately $13.0 million invested in short-term demand notes having credit ratings of A1/P1 or the equivalent using domestic commercial banks and other financial institutions. We also deposited excess funds during these periods in an overnight sweep account with a commercial bank, which in turn invested these funds in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, we did not take possession of the securities, which were instead held by the financial institutions. The market value of the securities held pursuant to these arrangements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

     Our operating activities generated cash of $89.1 million during the six months ended June 30, 2002 and $97.1 million during the six months ended June 30, 2001.

     We used $104.4 million to acquire land, develop, or furnish a total of 29 sites opened or under construction in the six months ended June 30, 2002 and $150.0 million for 51 sites in the six months ended June 30, 2001.

     Our cost to develop a property varies significantly by brand and by geographic location due to differences in land and labor costs. Similarly, the average weekly rate charged and the resulting cash flow from these properties will vary significantly but generally are expected to be in proportion to the development costs. For the 398 properties we opened from January 1, 1996 through December 31, 2001, the average development cost was approximately $5.6 million with an average of 107 rooms. In 2002, we expect to open a number of properties in the Northeast and West where average development costs are higher. Accordingly, we expect our average development cost for 2002 to increase to approximately $8.4 million per property, with an average of 110 rooms per property.

     We made open market repurchases of 1,987,400 shares of common stock for approximately $27.7 million in the six months ended June 30, 2001. We made no such repurchases in the six months ended June 30, 2002. We received net proceeds from the exercise of options to purchase common stock totaling approximately $4.9 million in the six months ended June 30, 2002 and $15.2 million in the six months ended June 30, 2001.

     In addition to our $200 million 9.15% Senior Subordinated Notes due 2008 and our $300 million 9.875% Senior Subordinated Notes due 2011, we have a $900 million credit facility (the "Credit Facility") which provides for revolving loans and term loans on a senior collateralized basis. Loans under the Credit Facility bear interest, at our option, at either a variable prime-based rate or a variable LIBOR-based rate, plus an applicable margin. In January 2002, we borrowed $100 million pursuant to a delayed draw term loan under the Credit Facility. To minimize interest rates charged under the Credit Facility, we prepaid $25 million in March 2002. As of June 30, 2002, we did not have outstanding loans under the revolving facility and had $669.5 million, net of principal repayments, under the term loans, leaving $200 million available and committed under the Credit Facility. Availability of the revolving facility is dependent, however, upon us satisfying certain financial ratios of debt and interest compared to earnings before interest, taxes, depreciation, and amortization, with these amounts being calculated pursuant to definitions contained in the Credit Facility.

     Our primary market risk exposures result from the variable nature of the interest rates on borrowings under the Credit Facility. We entered into the Credit Facility for purposes other than trading. Based on the levels of borrowings under the Credit Facility at June 30, 2002, if interest rates changed by 1.0%, our annual cash flow and net income would change by $4.1 million. We manage our market risk exposures by periodic evaluation of such exposures relative to the costs of reducing the exposures by entering into interest rate swaps or by refinancing the underlying obligations with longer term fixed rate debt obligations. We do not own derivative financial instruments or derivative commodity instruments.

     In connection with the Credit Facility and the 9.875% Senior Subordinated Notes, we incurred additions to deferred loan costs of $1.1 million during the six months ended June 30, 2002 and $7.4 million during the six months ended June 30, 2001.

     We plan to open approximately 22 properties with total costs of approximately $186 million in 2002. We plan to commence construction on a total of 24 sites during 2002. We expect to open two of the 24 sites in 2002. The remaining 22 sites, with total costs of approximately $195 million, are expected to open in 2003. We will continue to seek the necessary approvals and permits for additional sites and will seek to increase the number of construction starts in the future. Our current and future development plans will be affected by a number of factors, including the overall state of the U.S. economy, demand for lodging products in the overall lodging industry, demand for our extended stay lodging products, and availability of funds within the constraints of our financing agreements.

     We had commitments not reflected in our financial statements at June
30, 2002 totaling approximately $70 million to complete construction of extended stay properties. We believe that the remaining availability under the Credit Facility, together with cash on hand and cash flows from operations, will provide sufficient funds to continue our expansion as presently planned and to fund our operating expenses, including our working capital deficit, through 2003. We may increase our capital expenditures and property openings in future years, in which case our capital needs will increase. We may also need additional capital depending on a number of factors, including the number of properties we construct or acquire, the timing of that development, the cash flow generated by our properties and the amount of any open market repurchases we make of our common stock. Also, if capital markets provide favorable opportunities, our plans or assumptions change or prove to be inaccurate, our existing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions, we may seek additional capital sooner than currently anticipated. In the event we obtain additional capital, we may seek to increase property openings in future years. Sources of capital may include public or private debt or equity financing. We cannot assure you that we will be able to obtain additional financing on acceptable terms, if at all.

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

     In June 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of this statement is not expected to have a material effect on our financial statements.

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

           . the risk of significant one-time or continuing expenses due to defects in materials, construction, or systems installed throughout many of our properties;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On August 5, 2002, one of our subsidiaries was served with a complaint against us and several of our subsidiaries in the Superior Court of California, County of Alameda. This action, filed on behalf of an alleged class of former and existing managers, assistant managers, and manager trainees for our properties in California, alleges violations of certain of California's wage and hour laws. In particular, the action alleges that we misclassified these property managers as exempt from California's laws regarding overtime pay. The plaintiffs are seeking to certify a class representing all such property managers in California, an injunction, and damages for back pay, penalties, interest, and attorneys' fees. The case is captioned Rachelle Reid, et al vs. Extended Stay America, Inc., etc., et al. We are in the beginning stages of this litigation, but we believe we have meritorious defenses against this claim and intend to defend this case vigorously. We cannot yet predict the financial impact, if any, of this case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following summarizes the votes at the Annual Meeting of the Company's stockholders held on May 22, 2002:

          Matter                           For         Against    Abstain     Non-Vote   Shares Voted
          ------                           ---         -------    -------     --------   ------------
Election of Directors:
H. Wayne Huizenga ..................    86,241,070       --       350,158        --       86,591,228
George D. Johnson, Jr. .............    78,838,607       --     7,752,621        --       86,591,228
Donald F. Flynn ....................    86,163,570       --       427,658        --       86,591,228
Stewart H. Johnson .................    86,025,270       --       565,958        --       86,591,228
John J. Melk .......................    86,163,400       --       427,828        --       86,591,228
Peer Pedersen ......................    86,147,125       --       444,103        --       86,591,228

Ratification of the appointment of
PricewaterhouseCoopers LLP as
Independent Auditors for the
Company for 2002 ...................    85,018,941  1,550,578      21,709        --       86,591,228

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit number and Description of Exhibit

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2002.

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