Form 10-Q
period 2002-09-30
EXTENDED STAY AMERICA INC
filed 2002-11-06
CIK 1002579

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from __________ to __________

                        Commission File Number 001-13125

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


     At October 31, 2002, the registrant had issued and outstanding an aggregate of 93,819,942 shares of Common Stock.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           EXTENDED STAY AMERICA, INC.

                Condensed Consolidated Balance Sheets (Unaudited)
                        (In thousands, except share data)

                   ASSETS

                                               September 30,     December 31,
                                                   2002             2001(1)
                                               ------------      ------------
Current assets:
   Cash and cash equivalents.................  $     32,455      $     11,027
   Accounts receivable.......................         5,899             6,385
   Prepaid income taxes......................         1,207            10,669
   Prepaid expenses..........................         4,188             3,628
   Deferred income taxes.....................        34,624            37,589
                                               ------------      ------------
        Total current assets.................        78,373            69,298
Property and equipment, net..................     2,343,002         2,277,414
Deferred loan costs, net.....................        22,525            24,371
Other assets.................................           795               788
                                               ------------      ------------
                                               $  2,444,695      $  2,371,871
                                               ============      ============


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..........................  $     20,429      $     34,433
   Accrued retainage.........................         7,353            13,879
   Accrued property taxes....................        17,840            12,174
   Accrued salaries and related expenses.....         6,543             4,291
   Accrued interest..........................         9,477             7,011
   Other accrued expenses....................        21,628            20,798
   Current portion of long-term debt.........        20,490            12,500
                                               ------------      ------------
     Total current liabilities...............       103,760           105,086
                                               ------------      ------------
Deferred income taxes........................       139,864           126,752
                                               ------------      ------------
Long-term debt...............................     1,136,386         1,132,250
                                               ------------      ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value,
     10,000,000 shares authorized, no shares
     issued and outstanding..................
   Common stock, $.01 par value, 500,000,000
     shares authorized, 93,816,942 and
     93,228,443 shares issued and
     outstanding, respectively...............           938               932
   Additional paid-in capital................       800,626           793,484
   Retained earnings.........................       263,121           213,367
                                               ------------      ------------
        Total stockholders' equity...........     1,064,685         1,007,783
                                               ------------      ------------
                                               $  2,444,695      $  2,371,871
                                               ============      ============

-------------------
(1)  Derived from audited financial statements


     See notes to the unaudited condensed consolidated financial statements

                           EXTENDED STAY AMERICA, INC.

             Condensed Consolidated Statements of Income (Unaudited)
                      (In thousands, except per share data)

                                                              Three Months Ended               Nine Months Ended
                                                       -----------------------------    ----------------------------
                                                       September 30,   September 30,    September 30,  September 30,
                                                            2002            2001             2002           2001
                                                       ------------    -------------    ------------   -------------
Revenue ..............................................   $153,463         $145,717        $421,058        $423,243

Property operating expenses ... ......................     66,485           59,874         189,902         173,407
Corporate operating and property management expenses .     12,170           12,003          36,355          35,402
Headquarters relocation costs ........................                       4,593                           9,019
Depreciation and amortization ........................     19,858           18,243          58,781          53,530
                                                         --------         --------        --------        --------
        Total costs and expenses .....................     98,513           94,713         285,038         271,358
                                                         --------         --------        --------        --------

Income from operations before interest, income
   taxes, extraordinary item and cumulative effect
   of accounting change ..............................     54,950           51,004         136,020         151,885

Interest expense, net ................................     20,245           19,524          59,413          57,616
                                                         --------         --------        --------        --------

Income before income taxes, extraordinary item and
   cumulative effect of accounting change ............     34,705           31,480          76,607          94,269

Provision for income taxes ...........................     13,535           12,592          26,853          37,707
                                                         --------         --------        --------        --------

Income before extraordinary item and cumulative
   effect of accounting change .......................     21,170           18,888          49,754          56,562

Extraordinary write-off of unamortized debt issue
   costs, net of income tax benefit of $3,942 ........                      (5,912)                         (5,912)

Cumulative effect of change in accounting for
   derivatives, net of income tax benefit of $446 ....                                                        (669)
                                                         --------         --------        --------        --------

Net income ...........................................   $ 21,170         $ 12,976        $ 49,754        $ 49,981
                                                         ========         ========        ========        ========

Net income per common share - Basic:
   Income before extraordinary item and cumulative
     effect of accounting change .....................   $   0.23         $   0.20        $   0.53        $   0.60
   Extraordinary item ................................                       (0.06)                          (0.06)
   Cumulative effect of accounting change ............                                                       (0.01)
                                                         --------         --------        --------        --------
Net income ...........................................   $   0.23         $   0.14        $   0.53        $   0.53
                                                         ========         ========        ========        ========


Net income per common share - Diluted:
   Income before extraordinary item and cumulative
     effect of accounting change .....................   $   0.22         $   0.20        $   0.51        $   0.58
   Extraordinary item ................................                       (0.06)                          (0.06)
   Cumulative effect of accounting change ............                                                       (0.01)
                                                         --------         --------        --------        --------
Net income ...........................................   $   0.22         $   0.14        $   0.51        $   0.51
                                                         ========         ========        ========        ========

Weighted average shares:
   Basic .............................................     93,784           93,094          93,631          94,527
   Effect of dilutive options ........................      2,354            2,580           3,077           2,951
                                                         --------         --------        --------        --------
   Diluted ...........................................     96,138           95,674          96,708          97,478
                                                         ========         ========        ========        ========

     See notes to the unaudited condensed consolidated financial statements

                           EXTENDED STAY AMERICA, INC.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                Nine Months Ended
                                                                           ----------------------------
                                                                           September 30,  September 30,
                                                                                2002          2001
                                                                           -------------  -------------
Cash flows from operating activities:
  Net income ...........................................................     $  49,754      $   49,981
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ..................................        58,781          53,530
        Amortization of deferred loan costs included in interest expense         3,128           3,552
        Deferred income taxes ..........................................        16,077          17,762
        Non-cash charges included in headquarters relocation costs .....                         2,106
        Extraordinary item, net ........................................                         5,912
        Cumulative effect of accounting change, net ....................                           669
        Changes in operating assets and liabilities ....................        23,064          26,683
                                                                             ---------      ----------
            Net cash provided by operating activities ..................       150,804         160,195
                                                                             ---------      ----------
Cash flows from investing activities:
  Additions to property and equipment ..................................      (145,860)       (233,320)
  Other assets .........................................................            (7)           (187)
                                                                             ---------      ----------
            Net cash used in investing activities ......................      (145,867)       (233,507)
                                                                             ---------      ----------
Cash flows from financing activities:
  Proceeds from long-term debt .........................................       100,000       1,008,625
  Repayments of credit facilities ......................................       (87,874)       (882,000)
  Proceeds from issuance of common stock ...............................         5,646          17,548
  Repurchases of Company common stock ..................................                       (58,362)
  Additions to deferred loan costs .....................................        (1,281)        (21,468)
                                                                             ---------      ----------
            Net cash provided by financing activities ..................        16,491          64,343
                                                                             ---------      ----------
Increase (decrease) in cash and cash equivalents .......................        21,428          (8,969)
Cash and cash equivalents at beginning of period .......................        11,027          13,386
                                                                             ---------      ----------
Cash and cash equivalents at end of period .............................     $  32,455      $    4,417
                                                                             =========      ==========

Noncash investing and financing transactions:
  Capitalized or deferred items included in accounts payable
    and accrued liabilities ............................................     $  13,547      $   34,448
                                                                             =========      ==========

Supplemental cash flow disclosures:
  Cash paid for:
    Income taxes, net of refunds .......................................     $    (158)     $   15,930
                                                                             =========      ==========
    Interest expense, net of amounts capitalized .......................     $  54,357      $   52,115
                                                                             =========      ==========

     See notes to the unaudited condensed consolidated financial statements

                           EXTENDED STAY AMERICA, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are unaudited and include the accounts of Extended Stay America, Inc. and subsidiaries. In this Quarterly Report on Form 10-Q, the words "Extended Stay America", "Company", "we", "our", "ours", and "us" refer to Extended Stay America, Inc. and its subsidiaries unless the context suggests otherwise. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     The condensed consolidated balance sheet data at December 31, 2001 was derived from our audited financial statements but does not include all disclosures required by generally accepted accounting principles.

     Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     The computation of diluted earnings per share for the three months ended September 30, 2002 and 2001 does not include approximately 2.8 million and 2.6 million weighted average shares, respectively, and for the nine months ended September 30, 2002 and 2001 does not include approximately 2.4 million weighted average shares of our common stock in both periods represented by outstanding options because the exercise price of the options for the periods was greater than the average market price of our common stock during the periods.

     Certain previously reported amounts have been reclassified to conform with the current period's presentation.

Income Taxes

     We expect our estimated annual effective income tax rate for 2002 to decrease from 40% to 39%, reflecting a reduction in estimated state income taxes resulting from state tax planning and credits. Accordingly, the provision for income taxes in the nine-month period ended September 30, 2002 reflects a reduction in expense of approximately $3.0 million, which was recorded in the first quarter of 2002, associated with adjusting our deferred tax assets and liabilities to reflect the lower rate.

Derivative Financial Instruments and Cumulative Effect of a Change in Accounting

     We do not enter into financial instruments for trading or speculative purposes. We have used interest rate cap contracts to hedge our exposure on variable rate debt in the past. Through December 31, 2000, the cost of the caps was included in prepaid expenses and amortized to interest expense over the life of the cap contract.

     Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, requires all derivatives to be carried on the balance sheet at fair value. SFAS No. 133, as amended, is effective for financial statements issued for periods beginning after December 15, 2000. At December 31, 2000, the carrying value of our interest rate cap contracts was $1,115,000 and their fair value was zero. We adopted SFAS No. 133 on January 1, 2001 and designated our interest rate cap contracts as cash-flow hedges of our variable rate debt. SFAS No. 133, as interpreted by the Derivatives Implementation Group, required the transition adjustment to be allocated between the cumulative-effect-type adjustment of earnings and the cumulative-effect-type adjustment of other comprehensive income based on our pre-SFAS No.133 accounting policy for the contracts. Because the fair value of the interest rate cap contracts at adoption was zero, the entire transition adjustment of $669,000, net of income tax benefit of $446,000, was recognized in earnings as a cumulative effect adjustment on January 1, 2001.

New Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which we are required to adopt on January 1, 2003. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate certain inconsistencies, and amends other existing authoritative pronouncements to make technical corrections and clarify meanings. The adoption of this statement is not expected to have a material effect on our financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of this statement is not expected to have a material effect on our financial statements.

Related Party Transactions

     The Chairman of our Board of Directors serves as a director of a company to which we sublease office space. The sublease provides for monthly rent of $52,157 through December 2004. On December 17, 2001, the company to which we sublease office space filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code. We have continued to receive rent payments under the sublease, and the company has not repudiated the sublease.

Commitments and Contingencies

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

     From time to time, we may incur expenses due to defects in materials, construction, or systems installed in our properties. Most significant products or systems include manufacturers' warranties. In addition, contractual agreements with our general contractors typically require general contractors and subcontractors to maintain insurance designed to cover the faulty installation of significant systems.

     Testing has revealed that certain of our properties have sustained damage arising from defective materials and/or faulty installation of the Exterior Insulation Finish System ("EIFS"). At this time, the full extent of damage cannot be reasonably estimated. We have filed suit against the EIFS manufacturers, certain applicators, certain general contractors, and others seeking necessary repairs and recovery rights against expected and incurred expenses. The suits allege, among other things, negligence, breach of warranty, breach of contract, tort, fraud, and unfair and deceptive trade practices. At this time, the extent of recovery, if any, cannot be reasonably determined.

NOTE 2 -- PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                                (000's Omitted)
                                                                          September 30,  December 31,
                                                                             2002            2001
                                                                          -------------  ------------
          Operating Facilities:
              Land and improvements ...................................     $  637,904    $  593,428
              Buildings and improvements ..............................      1,645,527     1,541,091
              Furniture, fixtures, equipment and supplies .............        299,334       284,005
                                                                            ----------    ----------
                Total Operating Facilities ............................      2,582,765     2,418,524
          Office furniture, fixtures and equipment ....................          7,313         6,852
          Facilities under development, including land and improvements         80,231       120,626
                                                                            ----------    ----------
                                                                             2,670,309     2,546,002
          Less: Accumulated depreciation ..............................       (327,307)     (268,588)
                                                                            ----------    ----------
          Total property and equipment ................................     $2,343,002    $2,277,414
                                                                            ==========    ==========

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

     The table below provides a summary of our selected development and operational results for the three months and nine months ended September 30, 2002 and 2001.

                                                                   Three Months           Nine Months
                                                               Ended September 30,    Ended September 30,
                                                               -------------------    -------------------
                                                                2002        2001        2002       2001
                                                                ----        ----        ----       ----
Total Facilities Open (at period end) .....................      451         413         451        413
Total Facilities Opened ...................................        2           8          20         21
Average Occupancy Rate ....................................       74%         77%         71%        77%
Average Weekly Room Rate ..................................     $325        $323        $319       $322

     Average occupancy rates are determined by dividing the number of rooms occupied on a daily basis by the total number of rooms. Average weekly room rates are determined by dividing room revenue by the number of rooms occupied on a daily basis for the applicable period and multiplying by seven. The average weekly room rates generally will be greater than standard room rates because of
(1) stays of less than one week, which are charged at a higher nightly rate, (2) higher weekly rates for rooms that are larger than the standard rooms, and (3) additional charges for more than one person per room. We expect that our future occupancy and room rates will be impacted by a number of factors, including the impact of the U.S. economy on demand for lodging products, the number and geographic location of our new facilities, and the season in which we open those facilities. We also cannot assure you that we can maintain our occupancy and room rates.

     At September 30, 2002, we had 451 operating facilities (39 Crossland, 317 EXTENDED STAY, and 95 StudioPLUS) and had 15 EXTENDED STAY facilities under construction. We expect to complete the construction of the facilities currently under construction generally within the next twelve months, however, we cannot assure you that we will complete construction within the time periods we have historically experienced. Our ability to complete construction may be materially impacted by various factors, including final permitting, obtaining certificates of occupancy, and weather related construction delays.

Results of Operations

   For the Three Months Ended September 30, 2002 and 2001

   Property Operations

     The following is a summary of the number of properties in operation at the end of each period along with the related average occupancy rates and average weekly room rates during each period:

                                                For the Three Months Ended
                             ------------------------------------------------------------------
                                     September 30, 2002                 September 30, 2001
                             -------------------------------   --------------------------------
                                         Average    Average                Average    Average
                             Facilities Occupancy Weekly Room  Facilities Occupancy Weekly Room
                                Open      Rate       Rate         Open      Rate       Rate
                             ---------- --------- -----------  ---------- --------- -----------
Crossland                        39        73%       $ 222         39        80%       $ 222
EXTENDED STAY                   317        74          338        280        78          335
StudioPLUS                       95        74          332         94        75          345
                               ----        --       ------        ---        --        -----
     Total                      451        74%       $ 325        413        77%       $ 323
                               ====        ==       ======        ===        ==        =====

     We realized an overall decrease of 4.0% in revenue per available room ("REVPAR") for the third quarter of 2002 as compared to the third quarter of 2001. The decrease in overall average occupancy rates for the third quarter of 2002 compared to the third quarter of 2001 reflects, primarily, the impact of a general decline in demand for lodging products as a result of the weakened U.S. economy, the continued impact on travel resulting from the events of September 11, 2001 and subsequent terrorism alerts, and a decline in demand surrounding the anniversary of the events of September 11, 2001. The increase in overall average weekly room rates for the third quarter of 2002 compared to the third quarter of 2001 is due to the geographic dispersion of properties opened since September 30, 2001 and the higher standard weekly room rates in certain of those markets, which was partially offset by decreases in rates charged in previously opened properties.

     Comparable hotels, consisting of the 359 properties opened for at least one year at the beginning of the first quarter of 2001 (excluding three EXTENDED STAY properties located in Salt Lake City, Utah, which were impacted by one-time rental contracts during the 2002 Winter Olympics (the "Olympic Properties")), realized the following percentage changes in the components of REVPAR for the third quarter of 2002 as compared with the third quarter of 2001:

                                                 Crossland   EXTENDED STAY   StudioPLUS   Total
                                                 ---------   -------------   ----------   -----
         Number of Comparable Hotels .........      39          230              90        359
         Change in Occupancy Rate ............    (7.9)%       (5.5)%          (2.1)%     (5.2)%
         Change in Average Weekly Rate .......     0.0%        (0.3)%          (3.5)%     (0.8)%
         Change in REVPAR ....................    (7.9)%       (5.8)%          (5.5)%     (5.9)%

     We believe that the percentage changes in the components of REVPAR for our brands differ primarily as a result of the number and geographic dispersion of the comparable hotels.

     While we believe that improvements in the U.S. economy will result in increased demand for our products, it is difficult to assess the timing and magnitude of these improvements. Based on trends experienced in the third quarter and in October of 2002, we currently anticipate that we will experience changes in REVPAR for our comparable hotels when compared to the prior year of zero to 2% for the fourth quarter of 2002. In this event, we would realize annual REVPAR declines for our comparable hotels of 8% to 9% for 2002.

     We recognized total revenue of $153.5 million for the third quarter of 2002 and $145.7 million for the third quarter of 2001. This is an increase of approximately $7.7 million, or 5%. The 405 properties that we owned and operated throughout both periods experienced an aggregate decrease in revenue of approximately $8.2 million, which was offset by approximately $15.9 million of incremental revenue attributable to properties opened after June 30, 2001.

     Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating and property management expenses, depreciation, and interest were $66.5 million (43% of total revenue) for the third quarter of 2002, compared to $59.9 million (41% of total revenue) for the third quarter of 2001. We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to REVPAR increases or decreases because the majority of these expenses do not vary based on REVPAR. We realized an overall decrease of 4.0% in REVPAR for the third quarter of 2002 as compared to the third quarter of 2001, and our property operating margins were 57% for the third quarter of 2002 and 59% for the third quarter of 2001.

     The provisions for depreciation and amortization for our lodging facilities were $19.7 million for the third quarter of 2002 and $18.0 million for the third quarter of 2001. These provisions were computed using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation. Depreciation and amortization for the third quarter of 2002 increased as compared to the third quarter of 2001 because we operated 38 additional facilities in 2002 and because we operated for a full quarter the 8 properties that were opened in the third quarter of 2001.

   Corporate Operations

     Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. These expenses consist primarily of personnel and certain marketing costs, as well as development costs that are not directly related to a site that we will develop. We incurred corporate operating and property management expenses of $12.2 million (8% of total revenue) in the third quarter of 2002 and $12.0 million (8% of total revenue) in the third quarter of 2001. The increase in the amount of these expenses for the third quarter of 2002 as compared to the same period in 2001 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated. We expect these expenses will continue to increase as we develop and operate additional facilities in the future.

     In May 2001, we announced that we would be relocating our corporate headquarters from Ft. Lauderdale, Florida to Spartanburg, South Carolina. We completed the relocation in the third quarter of 2001. As a result, we incurred non-recurring charges of approximately $9.0 million during 2001 in connection with the move, including approximately $2.1 million in non-cash charges related to the abandonment of unamortized leasehold improvements and charges associated with the valuation of stock options for terminated employees.

     Depreciation and amortization was $178,000 for the quarter ended September 30, 2002 and $238,000 for the comparable period in 2001. These provisions were computed using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of our facilities. These assets were primarily office furniture and equipment.

     We realized $191,000 of interest income in the third quarter of 2002 and $105,000 in the third quarter of 2001. This interest income was primarily attributable to the temporary investment of funds drawn under our credit facilities. We incurred interest charges of $21.5 million during the third quarter of 2002 and $22.5 million in the third quarter of 2001. Of these amounts, $1.2 million in the third quarter of 2002 and $2.9 million in the third quarter of 2001 were capitalized and included in the cost of buildings and improvements.

     We recognized income tax expense of $13.5 million and $12.6 million (39% and 40%, respectively, of income before income taxes, extraordinary item, and cumulative effect of an accounting change) for the third quarter of 2002 and 2001, respectively. Our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes.

For the Nine Months Ended September 30, 2002 and 2001

   Property Operations

     Operating results for the nine-month period ended September 30, 2002 include the impact of one-time rental contracts during the 2002 Winter Olympics at the Olympic Properties. We estimate that these contracts generated additional non-recurring net income of approximately $1.2 million, or $0.01 per diluted share, for the nine-month period.

     Including the Olympic Properties, we realized average occupancies of 71% and average weekly room rates of $319 for the nine-month period ended September 30, 2002, and we realized average occupancies of 77% and average weekly room rates of $322 for the nine-month period ended September 30, 2001, resulting in a decrease of 9.6% in overall REVPAR for the period when compared to the same period of last year.

     Excluding the Olympic Properties, the following is a summary of the number of properties in operation at the end of each period along with the related average occupancy rates and average weekly room rates during each period:



                                                                  For the Nine Months Ended
                                            -------------------------------------------------------------------
                                                    September 30, 2002                 September 30, 2001
                                            --------------------------------   --------------------------------
                                                        Average     Average                Average     Average
                                            Facilities Occupancy  Weekly Room  Facilities Occupancy  Weekly Room
                                               Open      Rate        Rate         Open      Rate        Rate
                                            ---------- ---------  -----------  ---------- ---------  -----------
Crossland ................................       39       71%        $220          39        79%        $222
EXTENDED STAY ............................      314       71          330         277        78          334
StudioPLUS ...............................       95       70          329          94        76          345
                                                ---       --         ----         ---        --         ----
     Total ...............................      448       71%        $318         410        78%        $323
                                                ===       ==         ====         ===        ==         ====


     Excluding the Olympic Properties, we realized an overall decrease of 10.0% in REVPAR for the nine months ended September 30, 2002 as compared to the same period in 2001. The decrease in overall average occupancy rates for the nine month period ended September 30, 2002 compared to the same period in 2001 reflects, primarily, the impact of a general decline in demand for lodging products as a result of the weakened U.S. economy and the continued impact on travel resulting from the events of September 11, 2001 and subsequent terrorism alerts. The decrease in overall average weekly room rates for the nine months ended September 30, 2002 compared to the same period in 2001 is due to decreases in rates charged in previously opened properties. Particularly for the EXTENDED STAY brand, this decrease in rates was partially offset by the geographic dispersion of properties opened since September 30, 2001 and the higher standard weekly room rates in certain of those markets.

     Comparable hotels, consisting of the 359 properties opened for at least one year at the beginning of the first quarter of 2001 (excluding the Olympic Properties), realized the following percentage changes in the components of REVPAR for the nine months ended September 30, 2002 as compared with the same period in 2001:


                                                 Crossland     EXTENDED STAY   StudioPLUS      Total
                                                 ---------     -------------   ----------      -----
         Number of Comparable Hotels                  39             230             90          359
         Change in Occupancy Rate                   (9.7)%          (9.0)%         (8.0)%       (8.9)%
         Change in Average Weekly Rate              (0.9)%          (2.4)%         (4.4)%       (2.6)%
         Change in REVPAR                          (10.5)%         (11.2)%        (12.1)%      (11.3)%

     We believe that the percentage changes in the components of REVPAR for our brands differ primarily as a result of the number and geographic dispersion of the comparable hotels.

     The percentage change in the components of REVPAR for comparable hotels experienced in the nine months ended September 30, 2002 reflects a decrease in REVPAR of 17.2% in the first quarter, a decrease in REVPAR of 11.0% in the second quarter, and a decrease in REVPAR of 5.9% in the third quarter.

     We recognized total revenue of $421.1 million for the nine months ended September 30, 2002 and $423.2 million for the nine months ended September 30, 2001. This is a decrease of $2.1 million or less than 1%. The 392 properties that we owned and operated throughout both periods experienced an aggregate decrease in revenue of approximately $45.1 million, net of incremental revenue at the Olympic Properties of approximately $2.0 million, which was partially offset by approximately $43.0 million of incremental revenue attributed to properties opened after December 31, 2000.

     Property operating expenses for the nine months ended September 30, 2002 were $189.9 million (45% of total revenue), compared to $173.4 million (41% of total revenue) for the nine months ended September 30, 2001. We did not incur significant incremental property operating expenses at the Olympic Properties during the first quarter of 2002. We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to REVPAR increases or decreases because the majority of these expenses do not vary based on REVPAR. We realized an overall decrease of 9.6% in REVPAR for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Our property operating margins were 55% for the nine months ended September 30, 2002 and 59% for the nine months ended September 30, 2001.

     The provisions for depreciation and amortization for our lodging facilities were $58.2 million for the nine months ended September 30, 2002 and $52.7 million for the nine months ended September 30, 2001. Depreciation and amortization for the nine months ended September 30, 2002 increased as compared to the same period in 2001 because we operated 20 additional facilities in 2002 and because we operated for a full nine months the 21 properties that were opened in the first nine months of 2001.

Corporate Operations

     We incurred corporate operating and property management expenses of $36.4 million (9% of total revenue) in the nine months ended September 30, 2002 and $35.4 million (8% of total revenue) in the nine months ended September 30, 2001. The increase in the amount of these expenses for the nine-month period ended September 30, 2002 as compared to the same period in 2001 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated.

     Depreciation and amortization for assets not directly related to operation of our facilities was $568,000 for the nine months ended September 30, 2002 and $794,000 for the nine months ended September 30, 2001.

     We realized $552,000 of interest income in the nine months ended September 30, 2002 and $437,000 in the nine months ended September 30, 2001. This interest income was attributable to the temporary investment of funds drawn under our credit facilities. We incurred interest charges of $64.1 million in the nine months ended September 30, 2002 and $65.8 million in the nine months ended September 30, 2001. Of these amounts, $4.2 million in the nine months ended September 30, 2002 and $7.8 million in the nine months ended September 30, 2001 were capitalized and included in the cost of buildings and improvements.

     We recognized income tax expense of $26.9 million for the nine-month period ended September 30, 2002 and $37.7 million for the nine-month period ended September 30, 2001 (35% and 40%, respectively, of income before income taxes, extraordinary item, and cumulative effect of an accounting change). We expect our annual effective income tax rate for 2002 to decrease from 40% to 39%, reflecting a reduction in estimated state income taxes resulting from state tax planning and credits. Accordingly, the provision for income taxes in the first quarter of 2002 reflected a reduction in expense of approximately $3.0 million associated with adjusting our deferred tax assets and liabilities to reflect the lower rate. Excluding the impact of our estimated annual effective income tax rate decrease, our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes.

Cumulative Effect of a Change in Accounting

     Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, requires all derivatives to be carried on the balance sheet at fair value. SFAS No. 133, as amended, is effective for financial statements issued for periods beginning after December 15, 2000. At December 31, 2000, the carrying value of our interest rate cap contracts was $1,115,000 and their fair value was zero. We adopted SFAS No. 133 on January 1, 2001 and designated our interest rate cap contracts as cash-flow hedges of our variable rate debt. SFAS No. 133, as interpreted by the Derivatives Implementation Group, required the transition adjustment to be allocated between the cumulative-effect-type adjustment of earnings and the cumulative-effect-type adjustment of other comprehensive income based on our pre-SFAS No. 133 accounting policy for the contracts. Because the fair value of the interest rate cap contracts at adoption was zero, the entire transition adjustment of $669,000, net of income tax benefit of $446,000, was recognized in earnings as a cumulative effect adjustment on January 1, 2001.

Liquidity and Capital Resources

     We had net cash and cash equivalents of $32.5 million as of September 30, 2002 and $11.0 million as of December 31, 2001. At September 30, 2002 we had approximately $27.4 million invested in short-term money market depository accounts. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation. At December 31, 2001 we had approximately $13.0 million invested in short-term demand notes of companies having credit ratings of A1/P1 or the equivalent using domestic commercial banks and other financial institutions. We also invested excess funds during these periods in an overnight sweep account with a commercial bank, which in turn invested these funds in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, we did not take possession of the securities, which were instead held by the financial institutions. The market value of the securities held pursuant to these arrangements approximates the carrying amount.

     Our operating activities generated cash of $150.8 million during the nine months ended September 30, 2002 and $160.2 million during the nine months ended September 30, 2001.

     We used $145.9 million to acquire land, develop, or furnish a total of 35 sites opened or under construction in the nine months ended September 30, 2002 and $233.3 million for 59 sites in the nine months ended September 30, 2001.

     Our cost to develop a property varies significantly by brand and by geographic location due to differences in land and labor costs. Similarly, the average weekly rate charged and the resulting cash flow from these properties will vary significantly but generally are expected to be in proportion to the development costs. For the 398 properties we opened from January 1, 1996 through December 31, 2001, the average development cost was approximately $5.6 million with an average of 107 rooms. In 2002, we expect to open a number of properties in the Northeast and West, where average development costs are higher. Accordingly, we expect our average development cost for 2002 to increase to approximately $8.5 million per property, with an average of 110 rooms per property.

     We made open market repurchases of 4,189,100 shares of common stock for approximately $58.4 million in the nine months ended September 30, 2001. We made no such repurchases in the nine months ended September 30, 2002. We received net proceeds from the exercise of options to purchase common stock totaling approximately $5.6 million in the nine months ended September 30, 2002 and $17.6 million in the nine months ended September 30, 2001.

     In addition to our $200 million 9.15% Senior Subordinated Notes due 2008 and our $300 million 9.875% Senior Subordinated Notes due 2011, we have a $900 million credit facility (the "Credit Facility") which provides for revolving loans and term loans on a senior collateralized basis. Loans under the Credit Facility bear interest, at our option, at either a variable prime-based rate or a variable LIBOR-based rate, plus an applicable margin. In January 2002, we borrowed $100 million pursuant to a delayed draw term loan under the Credit Facility. To minimize interest rates charged under the Credit Facility, we prepaid $25 million in March 2002. As of September 30, 2002, we did not have outstanding loans under the $200 million revolving facility and had $656.9 million, net of principal repayments, outstanding under the term loans. Availability of the revolving facility is dependent, however, upon us satisfying certain financial ratios of debt and interest compared to earnings before interest, taxes, depreciation, and amortization, with these amounts being calculated pursuant to definitions contained in the Credit Facility documents. As of September 30, 2002, we had $1.3 million in outstanding letters of credit. These letters of credit are being maintained as security for construction related performance and will expire between October 2002 and May 2003. If required, use of the letters of credit would draw against the revolving facility.

     Effective October 31, 2002, the Credit Facility was amended to provide additional flexibility in managing the development of new hotels. The amendment increased the total leverage covenant (defined as the ratio of our consolidated debt to our consolidated EBITDA, each as defined in the Credit Facility documents) from 4.50 to 5.00 for the period from April 1, 2003 to March 31, 2004 and from 4.50 to 4.75 for the period from April 1, 2004 to June 30, 2004. Beginning July 1, 2004, the leverage covenant will return to the previously scheduled level of 4.50. The amendment also modified the definition of EBITDA to exclude non-cash stock based compensation expenses.

     Our primary market risk exposures result from the variable nature of the interest rates on borrowings under the Credit Facility. We entered into the Credit Facility for purposes other than trading or speculation. Based on the levels of borrowings under the Credit Facility at September 30, 2002, if interest rates changed by 1.0%, our annual cash flow and net income would change by $4.0 million. We manage our market risk exposures by periodic evaluation of such exposures relative to the costs of reducing the exposures by entering into interest rate swaps or by refinancing the underlying obligations with longer term fixed rate debt obligations. We do not own derivative financial instruments or derivative commodity instruments.

     In connection with the Credit Facility, the 9.15% Senior Subordinated Notes, and the 9.875% Senior Subordinated Notes, we incurred additions to deferred loan costs of $1.3 million during the nine months ended September 30, 2002 and $21.5 million during the nine months ended September 30, 2001.

     We plan to open approximately 22 properties with total costs of approximately $186 million in 2002. We plan to commence construction on a total of 31 sites during 2002 with total development costs of approximately $250 million. We expect to open two of the 31 sites in 2002. We expect to open the remaining 29 sites, with total costs of approximately $235 million, in 2003. In addition, we plan to commence construction on 31 sites with total development costs of approximately $270 million in 2003 and have identified 10 additional sites with total development costs of approximately $86 million for which we could commence construction in 2003. We will continue to seek the necessary approvals and permits for additional sites and may seek to increase the number of construction starts in the future. Our current and future development plans will be affected by a number of factors, including the overall state of the U.S. economy, demand for lodging products in the overall lodging industry, demand for our extended stay lodging products, and availability of funds within the constraints of our financing agreements.

     At September 30, 2002, we had commitments not reflected in our financial statements totaling approximately $84 million to complete construction of extended stay properties and $12 million to complete construction of our corporate headquarters. We believe that the remaining availability under the Credit Facility, together with our cash on hand and cash flows from operations, will provide sufficient funds to continue our expansion as presently planned and to fund our operating expenses, including our working capital deficit, for the next twelve months. We may increase our capital expenditures and property openings in future years, which would increase our capital needs. We may also need additional capital depending on a number of factors, including the number of properties we construct or acquire, the timing of that development, the cash flow generated by our properties and the amount of any open market repurchases of our common stock we make. Also, if capital markets provide favorable opportunities, our plans or assumptions change or prove to be inaccurate, our existing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions, we may seek additional capital sooner than currently anticipated. In the event we obtain additional capital, we may seek to increase property openings in future years. Sources of capital may include public or private debt or equity financing. We cannot assure you that we will be able to obtain additional financing on acceptable terms, if at all. Our failure to raise additional capital could result in the delay or abandonment of some or all of our development and expansion plans, and could have a material adverse effect on us.

New Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which we are required to adopt on January 1, 2003. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate certain inconsistencies, and amends other existing authoritative pronouncements to make technical corrections and clarify meanings. The adoption of this statement is not expected to have a material effect on our financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of this statement is not expected to have a material effect on our financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure
(1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In October 2002, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our October 2002 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit number and Description of Exhibit

     10.1 Time Sharing Agreement, dated as of July 22, 2002, by and between ESA Services, Inc. and Advance America, Cash Advance Centers, Inc. for the Learjet 55 (serial No. 132) N242RB

     99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K dated September 12, 2002, announcing that President and Chief Operating Officer Robert A. Brannon is taking a leave of absence while recovering from a stroke.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2002.

                                       EXTENDED STAY AMERICA, INC.

                                       /s/ GREGORY R. MOXLEY
                                       -------------------------------------
                                           Gregory R. Moxley
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                       /s/ PATRICIA K. TATHAM
                                       -------------------------------------
                                           Patricia K. Tatham
                                           Vice President - Corporate Controller
                                           (Principal Accounting Officer)

                                 CERTIFICATIONS

I, George D. Johnson, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Extended Stay America, Inc. (the "Company");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 6, 2002

/s/  GEORGE D. JOHNSON, JR.
---------------------------
George D. Johnson, Jr.
Chief Executive Officer

                                 CERTIFICATIONS

I, Gregory R. Moxley, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Extended Stay America, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 6, 2002

/s/ GREGORY R. MOXLEY
---------------------
Gregory R. Moxley
Chief Financial Officer
and Vice President - Finance