Form 10-K
period 2002-12-31
EXTENDED STAY AMERICA INC
filed 2003-02-28
CIK 1002579

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-13125

EXTENDED STAY AMERICA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-3996573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

101 N. Pine Street	29302
Spartanburg, SC	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (864) 573-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange On Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒    No ☐

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $848,005,365 at February 26, 2003 (based on the closing sale price on the New York Stock Exchange, Inc. (“NYSE” on February 26, 2003). At February 26, 2003 the registrant had issued and outstanding an aggregate of 93,972,019 shares of common stock.

Documents Incorporated by Reference

Those sections or portions of the registrant’s proxy statement for the Annual Meeting of Stockholders to be held on May 27, 2003, described in Part III hereof, are incorporated by reference in this report.

PART I

ITEM 1.    BUSINESS

Our Company

We develop, own, and operate extended stay lodging facilities that provide an affordable and attractive lodging alternative at a variety of price points for value-conscious guests. Our facilities are designed to offer a superior product at lower rates than most other lodging providers within their respective price segments. Our facilities feature fully furnished rooms that are generally rented on a weekly basis to guests such as business travelers, professionals on temporary work assignment, persons between domestic situations, and persons relocating or purchasing a home. We had revenue of $547.9 million in 2002, an increase of 1% from $541.5 million in 2001.

We believe that extended stay properties generally have higher operating margins, lower occupancy break-even thresholds, and higher returns on capital than traditional hotels, primarily as a result of the typically longer length of stay, lower guest turnover, and lower operating expenses. In addition, we believe the extended stay market is one of the fastest growing and under-served segments of the U.S. lodging industry, with demand for extended stay lodging significantly exceeding the current and anticipated near-term supply of dedicated extended stay rooms. Of the 4.3 million rooms available in the lodging industry at December 31, 2002, extended stay hotel chains had only approximately 219,000 rooms. Of these 219,000 total extended stay rooms, approximately 133,000 rooms operated in the lower tier segment of the extended stay market, a segment defined by weekly room rates generally below $500 and the segment in which we operate. We had approximately 48,000 rooms (or about 36% of the lower tier segment) at the end of 2002. We believe that strong growth opportunities exist in the lower tier segment of the extended stay market.

As of December 31, 2002, we owned and operated 455 extended stay lodging facilities and had 20 facilities under construction in a total of 42 states. We currently plan to complete construction on 19 of these sites in 2003 and one in 2004. Due to continued weakness in the U.S. economy, declines in occupancy at our properties, and the increasing prospect of a further reduction in travel as a result of geo-political events, we decided in late November 2002 to defer the commencement of new construction projects. At this time, we believe we will be successful in obtaining extensions on a majority of the 48 sites we had under option at December 31, 2002, if needed. We will continue to seek the necessary approvals and permits for these sites and for additional sites. Construction will commence as soon as possible within the constraints of our amended credit agreement and contingent upon a number of factors, including improvements in the overall U.S. economy, improvements in demand for lodging products in the overall lodging industry, and improvements in demand for our extended stay lodging products. We plan to resume an active development program at that time. We also may make opportunistic acquisitions of other lodging companies or facilities.

Our Brands

We own and operate three brands in the extended stay lodging market — StudioPLUS Deluxe Studios®, EXTENDED STAYAMERICA Efficiency Studios®, and Crossland Economy Studios®. Each brand is designed to appeal to different price points generally below $500 per week. All three brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette; and a bathroom. StudioPLUS facilities serve the mid-price category and generally feature guest rooms that are larger than those of our other brands, an exercise facility, and a swimming pool. EXTENDED STAY rooms are designed to compete in the economy category. Crossland rooms are typically smaller than EXTENDED STAY rooms and are targeted for the budget category.

Our Strategy

Our objective is to be the leading national provider of extended stay lodging. Our goal is to maximize value to customers by providing a superior and well-maintained product at each price point while maintaining high operating margins. We attempt to achieve this goal through the following strategies:

Build Brand Awareness.    We believe that guests value a recognizable brand when selecting lodging accommodations. We believe our increasing national presence, high customer satisfaction, and selective advertising and promotion have established our brands with distinct advantages over their local and regional competitors. We plan to allocate our capital primarily to the EXTENDED STAYAMERICA brand, but we may include additional StudioPLUS and Crossland properties on an opportunistic basis.

Provide a Superior Product at a Lower Price.    We have designed our facilities to offer a superior product at lower rates than most other lodging providers within their respective price segments. Each of our brands is targeted to a different price point: StudioPLUS—median rate $299 per week (daily equivalent—$43); EXTENDED STAY—median rate $279 per week (daily equivalent—$40); and Crossland—median rate $189 per week (daily equivalent—$27). Room rates at our facilities vary significantly depending upon market factors affecting their locations. These rates contrast with average daily rates in 2002 of $68, $54, and $42 for the mid-price, economy, and budget segments, respectively, of the general lodging industry.

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

Optimize Low Cost Amenities.    We seek to provide the level of amenities needed to offer quality accommodations while maintaining high operating margins. Our facilities contain a variety of non-labor intensive features that are attractive to extended stay guests. These features include a fully-equipped kitchen or kitchenette, weekly housekeeping, color television with cable or satellite hook-up, coin-operated laundromat, and telephone service with voice mail messaging. Many StudioPLUS facilities also include an exercise room and swimming pool. To help maintain affordability of room rates, labor-intensive services such as daily cleaning, room service, and restaurants are not provided.

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

Industry Overview

Traditional Lodging Industry

The U.S. lodging industry is estimated to have generated approximately $77.5 billion in annual room revenues in 2002 and had approximately 4.3 million rooms at the end of 2002. The U.S. lodging industry’s performance has historically been strongly correlated to economic activity. Room supply and demand historically have been sensitive to shifts in economic growth, which has resulted in cyclical changes in average daily room and occupancy rates.

The following table indicates the annual growth in revenue per available room (“REVPAR”) and available room nights for 1995 through 2002 for the lodging industry based on data provided by Smith Travel Research.

Annual Growth in:	1995	1996	1997	1998	1999	2000	2001	2002
REVPAR	5.3%	6.2%	5.1%	3.4%	3.6%	6.0%	(6.9%)	(2.5%)
Available Room Nights	1.6%	2.4%	3.5%	4.0%	3.8%	2.8%	2.3%	1.8%
Available Room Nights (millions)	20.5	30.6	45.8	54.0	54.2	41.4	35.3	27.3

Overbuilding in the lodging industry in the mid and late 1980s, when approximately 500,000 rooms were added, resulted in an oversupply of rooms. We believe this oversupply and the general downturn in the economy led to depressed industry performance and a lack of capital available to the industry in the late 1980s and early 1990s. From the early 1990s through 2000, we believe that the lodging industry benefited from an improved supply and demand balance, as evidenced by the compound annual growth rate of 4.9% in REVPAR from 1994 through 2000. REVPARs declined in 2001 by (6.9%) and by (2.5%) in 2002. During 2001 and 2002, REVPAR was negatively impacted by a recession in the U.S. economy and the negative impact on travel of the events of September 11, 2001 and subsequent terrorism alerts. As a result of continuing concerns about the U.S. economy, the prospects of war, the impact of further terrorist events on the travel and leisure industries, and the sustained tightening of credit standards by many financial institutions, we expect the rate of growth of new rooms to continue to moderate for the next few years.

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

The lodging industry may also be segmented by price level and is generally divided into categories based on average daily room rates, which in 2002 were $42 for budget, $54 for economy, $68 for mid-price, $91 for upscale, and $138 for luxury.

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

Extended Stay Market

We believe that extended stay hotels generally have higher operating margins, lower occupancy break-even thresholds, and higher returns on capital than traditional hotels. This is primarily a result of the typically longer length of stay, lower guest turnover, and lower operating expenses. In addition, we believe the extended stay market is one of the fastest growing and under-served segments of the U.S. lodging industry, with demand for extended stay lodging significantly exceeding the current and anticipated near-term supply of dedicated extended stay rooms. Of the 3.7 million rooms available in the lodging industry in 1996, extended stay hotel chains had approximately 60,000 rooms. For 2002, there were 4.3 million rooms available in the lodging industry, of which approximately 219,000 rooms were at extended stay hotel chains. Of these extended stay rooms, approximately 133,000 rooms operated in the lower tier (less than $500 per week) segment of the extended stay market.

As of December 31, 2002, the inventory of dedicated extended stay rooms, based on data provided by Smith Travel Research, for the following extended stay hotel chains totaled approximately 219,000 rooms.

Upscale Extended Stay Chains	Other Extended Stay Chains
Hawthorn Inn & SuitesSM	Bradford Homesuites®	MainStay SuitesSM
Hawthorn Suites®	Candlewood Hotel®	Savannah Suites
Homewood Suites®	Crossland	Sierra SuitesSM
Residence Inn®	EXTENDED STAY	Studio 6SM
StayBridge Suites®	Homegate Studios & Suites®	StudioPLUS
Summerfield Suites®	Homestead Village®	Suburban Extended Stay Hotels
Woodfin Suites®	InnSuites Hotels	Suburban Lodge®
	InTown Suites®	TownPlace Suites®
	Lexington® Hotel Suites	Villager Lodges®

We believe that these chains represent the majority of dedicated extended stay rooms available in the U.S. lodging industry.

An upscale extended stay room generally has a weekly rate of $500 or more, while a lower tier room generally has a weekly rate of less than $500. Our weekly room rates are generally less than $500. Approximately 61% of the supply of extended stay rooms were in the lower tier segment and we owned approximately 36% of the rooms operated in this segment. The following table indicates the approximate number of total rooms for the extended stay chains listed above, the total rooms for the upscale chains, the total rooms for the lower tier chains, and the total rooms owned by us at the end of each of the last five years.

	1998	1999	2000	2001	2002
Total extended stay rooms available	140,000	169,000	191,000	209,000	219,000
Upscale extended stay rooms	54,000	64,000	73,000	80,000	86,000
Lower tier extended stay rooms	86,000	105,000	118,000	129,000	133,000
Extended stay rooms owned by us	32,000	38,000	42,000	46,000	48,000

As a segment of the total U.S. lodging industry, extended stay hotel chains experienced a significant contraction in the availability of capital that began during 1998 and has continued through 2002. As a result, we expect the growth in available dedicated extended stay rooms to continue to moderate for the next few years.

We believe the continuing significant demand/supply imbalance and the longer average length of stay have caused occupancy rates for extended stay hotels to significantly exceed occupancy rates in the overall U.S. lodging industry. The table below shows that average occupancy rates for extended stay hotel chains have exceeded the average occupancy rates in the overall U.S. lodging industry for each of the previous five years, based on data provided by Smith Travel Research.

	Year Ended December 31,
	1998	1999	2000	2001	2002
Average Occupancy Rates:
Lower tier extended stay hotel chains	67.3%	69.7%	74.3%	69.9%	66.9%
Extended stay hotel chains	71.7%	72.1%	74.8%	70.5%	68.8%
All U.S. Lodging Industry	63.5%	63.0%	63.5%	59.8%	59.2%

We believe the increase in occupancy rates for extended stay hotel chains in 2000 reflects the moderation of additional supply during the year as well as the stabilization of existing supply. We believe that the overall decline in occupancies in 2001 and 2002 reflect the impact of the recession in the U.S. economy and the impact of terrorist events.

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

We have approximately 15 real estate professionals and approximately 24 construction professionals who perform site selection, entitlement, and construction activities according to our established criteria and procedures from offices throughout the United States. It generally takes us at least twenty-four months to identify a site and complete construction of a facility, but this process may be substantially longer in certain markets. We try to minimize our capital outlays incurred in this process until after the commencement of construction.

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

After we obtain an option to purchase a site, our legal, environmental, and business due diligence begins. During this period, our real estate, construction, and legal professionals evaluate whether the site is financially suitable for development, obtain necessary approvals and permits, and negotiate construction contracts with third party general contractors. It generally takes us eight to ten months to complete this process; however, the time needed can vary significantly by market area due to local regulations and restrictions.

The site selection and due diligence processes are reviewed periodically by our senior management and our approval to begin construction is based on a detailed review of the demographic, physical, and financial qualifications of each site. Once our senior management approves the development of a site, it is purchased, the construction contract is executed, and construction generally begins immediately. We use a number of general contractors. The selection of a contractor for a specific site depends upon the geographic area, the negotiated construction costs, and the financial and physical capacities of the contractors. Our construction professionals regularly inspect the construction process to monitor both the quality and timeliness of completion of construction. Although the construction period varies significantly based on local construction requirements and weather conditions, it generally takes us eight to ten months to complete construction once it has begun.

Our development status as of December 31, 2002 was as follows:

	StudioPLUS		EXTENDED STAY		Crossland		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
Operating	95	7,674	321	35,687	39	5,069	455	48,430
Under Construction	0	0	20	2,123	0	0	20	2,123

The design plans for our lodging facilities typically call for a newly-constructed apartment style complex. They generally consist of two- to four-story buildings with laundromat and office areas and primarily use interior corridor building designs, depending primarily on local zoning and weather factors. All three of our brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette with a refrigerator, stovetop, microwave, and sink; and a bathroom. The typical building design criteria for each of our brands is shown in the table below:

	Average Number Of Rooms	Average Living Space Per Room (Ft.2)
StudioPLUS	80	425
EXTENDED STAY	100	300
Crossland	120	225

The actual number of rooms and living space per room may vary significantly depending on location and date of construction. In addition, each facility may include certain non-standard room types.

Property Operations

Each of our facilities employs a property manager who is responsible for the operations of that particular property. The property manager shares duties with and oversees a staff typically consisting of an assistant manager, desk clerks, maintenance personnel, and a housekeeping/laundry staff of approximately 2-10 persons (many of whom are part-time employees). The office at each of our facilities is generally open daily as follows: Crossland—from 7:00 a.m. to 8:00 p.m.; EXTENDED STAY—from 7:00 a.m. to 11:00 p.m.; and StudioPLUS—from 7:00 a.m. to 11:00 p.m., although an employee normally is on duty at all facilities twenty-four hours a day to respond to guests’ needs.

Our property managers make the majority of daily operational decisions. Each property manager is under the supervision of one of our district managers, who typically are responsible for four to seven facilities, depending on geographic location. Our district managers oversee the performance of our property managers in such areas as guest service, property maintenance, payroll, and cost control. The district managers report to a regional director who is responsible for the supervision of 5 to 8 district managers. Each facility is evaluated against a detailed revenue and expense budget, as well as against the performance of our other facilities. Our corporate offices use sophisticated information systems to support the district managers and regional directors.

Our facilities are kept up to date through a program of continued renovation. We do not plan to renovate an entire facility at one time, but rather renovate individual parts of each facility on an as needed and ongoing basis. We believe this most effectively ensures that our facilities remain modern and in good operating condition.

Marketing Strategy

We believe that guests value a recognizable brand when selecting lodging accommodations. To date, we have created brand awareness primarily by increasing the number of our hotels through a rapid national development program, with sites that typically are in highly-visible locations. We have established a toll free reservation number (1-800-EXT-STAY) and a web site (www.extendedstay.com) to provide information about our locations and to reserve rooms. In addition, our website contains a “Road Warrior” rapid reservation utility for the convenience of our frequent guests. We think that we can increase demand for our facilities by building awareness for both the extended stay concept as well as our various brands. From 1999 through 2002, we conducted a national consumer advertising campaign in USA Today and a national direct mail campaign. Due to reduced occupancies experienced by the overall lodging industry and by our extended stay lodging products in recent quarters as a result of the impact of terrorist events and the recession in the U.S. economy, we have suspended both campaigns thus far in 2003. We may resume these or other advertising initiatives in the future.

Lodging Facilities

As of December 31, 2002, we had 455 extended stay lodging facilities in operation (95 StudioPLUS, 321 EXTENDED STAY, and 39 Crossland) and 20 EXTENDED STAY facilities under construction in a total of 42 states. The average age of our properties at December 31, 2002 was four years and seven months. The following table shows certain information regarding those facilities.

	Operating Properties		Under Construction
State	Facilities	Number of Rooms	Facilities	Number of Rooms
Alabama	6	557	–	–
Arizona	9	1,002	–	–
Arkansas	3	306	–	–
California	53	6,254	5	522
Colorado	10	1,183	–	–
Connecticut	3	299	–	–
Florida	30	3,004	1	104
Georgia	20	2,187	–	–
Idaho	1	107	–	–
Illinois	28	3,128	1	134
Indiana	10	879	–	–
Iowa	2	190	–	–
Kansas	3	251	–	–
Kentucky	9	798	–	–
Louisiana	7	792	–	–
Maine	1	92	–	–
Maryland	10	1,021	–	–
Massachusetts	5	477	1	101
Michigan	16	1,707	–	–
Minnesota	8	817	–	–
Mississippi	2	179	–	–
Missouri	11	1,201	1	95
Montana	1	104	1	104
Nebraska	1	86	–	–
Nevada	5	738	–	–
New Hampshire	1	101	–	–
New Jersey	13	1,459	1	107
New Mexico	3	351	–	–
New York	9	1,117	1	104
North Carolina	26	2,549	–	–
Ohio	24	2,237	–	–
Oklahoma	5	475	–	–
Oregon	4	482	–	–
Pennsylvania	9	955	3	334
Rhode Island	3	309	–	–
South Carolina	9	918	–	–
Tennessee	14	1,375	–	–
Texas	42	4,445	1	104
Utah	3	378	–	–
Virginia	12	1,231	4	414
Washington	19	2,161	–	–
Wisconsin	5	528	–	–

Total	455	48,430	20	2,123

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

We expect that competition within the budget, economy, and mid-price segments of the extended stay lodging market will continue to increase. Although we expect the contraction of capital available to the lodging industry that began during 1998 and continued through 2002 to slow the rate of growth of new lodging products in general, we expect our existing competitors to continue to develop extended stay facilities to the extent that their capital permits and we expect them to increase their development in the event that additional capital should become available in the future. Competitors may include new participants in the lodging industry generally and participants in other segments of the lodging industry that may enter the extended stay market. They may also include existing participants in the extended stay market that may increase their product offerings to include facilities in the budget, economy, or mid-price segments. Competition is for both quality locations to build new facilities and for guests to fill and pay for those facilities. A number of our competitors have greater financial resources than we do and better relationships with lenders and sellers, and may therefore be able to find and develop the best sites before we can. Also, we cannot assure you that our competitors will not reduce their rates, offer greater convenience, services, or amenities, or build new hotels in direct competition with our existing facilities, all of which could have a material adverse effect on our operations.

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

We have obtained Phase I environmental site assessments (“Phase I Surveys”) on our existing properties and we intend to obtain Phase I Surveys before we purchase any future properties. Phase I Surveys are intended to identify potential environmental contamination. A Phase I Survey generally includes an historical review of the relevant property, a review of certain public records, a preliminary investigation of the site and surrounding properties, and the preparation of a written report. A Phase I Survey generally does not include invasive procedures, such as soil sampling or ground water analysis.

We have also obtained Phase II environmental site assessments (“Phase II Surveys”) on a limited number of our existing properties. Phase II Surveys are intended to provide additional information on potential environmental contamination identified in a Phase I Survey. A Phase II Survey generally involves soil sampling and/or groundwater analysis.

None of our Phase I or Phase II Surveys have revealed any environmental liability that we believe would have a material adverse effect on our business, assets, results of operations, or liquidity, and we are not aware of any such liability. With respect to environmental conditions existing at some of our properties, we have obtained a determination from the appropriate federal, state, or local agency that we will not be held liable for those conditions by that agency. This determination, however, does not preclude other agencies or private parties from bringing actions against us based upon those environmental conditions. In certain circumstances, we also have received an indemnification agreement from the previous owner of the property. Despite our customary precautionary and due diligence measures, it is possible that our Phase I and/or Phase II Surveys did not reveal all environmental liabilities or that there are material environmental liabilities or compliance problems of which we will not be aware. Moreover, new or changed laws, ordinances, or regulations may impose material environmental liabilities. In addition, the environmental condition of our properties may also be affected by the condition of neighboring properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

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

Employees

At December 31, 2002, we employed approximately 7,250 persons, of which approximately 4,700 were part-time employees. We expect that we will significantly increase the number of our employees as our business expands. Our employees are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.

ITEM 2.    PROPERTIES

In addition to our lodging facilities described in “Item 1.    Business—Lodging Facilities” above, we maintain regional offices throughout the United States and our corporate headquarters in Spartanburg, SC. We generally rent our office space on a short-term basis. In the spring of 2003, we expect to complete construction of our new corporate headquarters and executive offices, totaling approximately 118,000 square feet, located in Spartanburg, SC. Our offices are sufficient to meet our present needs, and we do not anticipate any difficulty in securing additional office space, as needed, on terms acceptable to us.

ITEM	3. LEGAL PROCEEDINGS

On August 5, 2002, one of our subsidiaries was served with a complaint against us and several of our subsidiaries in the Superior Court of California, County of Alameda. This action alleges violations of certain of California’s wage and hour laws. In particular, the action alleges that we misclassified former and existing managers, assistant managers, and manager trainees for our properties in California as exempt from California’s laws regarding overtime pay. The plaintiffs are seeking to certify a class representing all such property managers in California, an injunction, and damages for back pay, penalties, interest, and attorneys’ fees. The case is captioned Rachelle Reid, et al vs. Extended Stay America, Inc., etc., et al. We are in the beginning stages of this litigation, but we believe we have meritorious defenses against this claim and intend to defend this case vigorously. The financial impact, if any, of this case cannot yet be predicted.

In addition to the litigation noted above, we are from time to time subject to various other claims and lawsuits incidental to our business. In the opinion of management, these claims and suits, in the aggregate, will not have a material adverse effect on our consolidated financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM	5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange, Inc. (the “NYSE”) under the symbol “ESA.” On December 31, 2002, the last reported sale price of our common stock on the NYSE was $14.75 per share. At December 31, 2002, there were approximately 280 record holders of our common stock. The table below sets forth the high and low sales prices of shares of our common stock on the NYSE for the periods indicated.

Market Information

	Common Stock
	High	Low
Year Ended December 31, 2001:
1st Quarter	$19.35	$12.50
2nd Quarter	17.98	14.45
3rd Quarter	17.40	11.46
4th Quarter	17.18	12.95

Year Ended December 31, 2002:
1st Quarter	18.20	15.51
2nd Quarter	17.80	14.76
3rd Quarter	16.46	12.17
4th Quarter	15.01	10.90

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

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share and operating data)
Income Statement Data:
Revenue	$283,087	$417,662	$518,033	$541,535	$547,910
Property operating expenses	122,469	180,429	214,500	230,204	252,427
Corporate operating and property management expenses	39,073	42,032	44,433	47,479	48,833
Other charges (income)	12,000	(1,079)		9,019
Depreciation and amortization	42,293	60,198	66,269	72,141	78,815
Income from operations	67,252	136,082	192,831	182,692	167,835
Interest expense, net (1)	20,521	56,074	76,136	75,985	79,176
Provision for income taxes	18,693	32,004	46,678	42,682	31,554
Net income from continuing operations	$28,038	$47,225	$70,017	$57,444	$57,105

Net income from continuing operations per share:
Basic	$0.29	$0.49	$0.73	$0.61	$0.61

Diluted	$0.29	$0.49	$0.72	$0.59	$0.59

Weighted average shares outstanding:
Basic	95,896	96,254	95,372	94,170	93,689

Dilut1ed	96,800	96,939	96,601	97,075	96,542

Operating Data:
Average occupancy rates (2)	73%	74%	80%	74%	68%
Average weekly rate	$286	$292	$304	$320	$321
Operating facilities (at period end)	305	362	392	431	455
Weighted average rooms available (3)	25,334	36,054	39,871	43,139	47,368
Rooms (at period end)	32,189	38,301	41,585	45,772	48,430
Facilities under construction (at period end)	51	23	19	20	20
Rooms under construction (at period end)	5,320	2,515	2,074	2,203	2,123
Other Financial Data:
Cash flows provided by (used in):
Operating activities (4)	$118,145	$124,059	$169,978	$176,902	$164,039
Investing activities	(630,027)	(320,095)	(248,648)	(311,950)	(193,430)
Financing activities	509,292	201,862	85,607	132,689	24,947
EBITDA (4)	109,545	196,280	259,100	254,833	246,650
Capital expenditures	630,276	320,181	248,475	311,888	193,341
Balance Sheet Data (at period end):
Cash and cash equivalents	$623	$6,449	$13,386	$11,027	$6,583
Total assets	1,694,582	1,927,249	2,121,602	2,371,871	2,458,720
Long-term debt	653,000	853,000	947,000	1,132,250	1,143,565
Stockholders’ equity	866,751	915,590	982,633	1,007,783	1,073,168

(1)	Excludes interest of $17.6 million, $10.2 million, $10.9 million, $10.4 million, and $5.5 million for 1998, 1999, 2000, 2001, and 2002, respectively, capitalized during the construction of our facilities under Statement of Financial Accounting Standards (“SFAS”) Statement No. 34 “Capitalization of Interest Cost.”
(2)	Average occupancy rates are determined by dividing the rooms occupied on a daily basis by the total number of rooms. Due to our rapid expansion, our overall average occupancy rate for 1998 and 1999 was negatively impacted by the lower occupancy typically experienced during the pre-stabilization period for newly opened facilities. Our overall occupancy rate for 2001 and 2002 was negatively impacted by a general decline in demand for lodging products as a result of the weakened U.S. economy and the impact on travel of the events of September 11, 2001 and subsequent terrorism alerts.
(3)	Weighted average rooms available is calculated by dividing total room nights available during the year by 365.

(4)	EBITDA represents earnings before extraordinary item and cumulative effect of an accounting change, interest, income taxes, depreciation, and amortization. EBITDA is provided because it is commonly used in the lodging and real estate industries as a measure of liquidity and as a means of determining the value of a company or cash producing properties. EBITDA is not a measurement of financial performance under generally accepted accounting principles. EBITDA is not necessarily comparable with similarly titled measures for other companies. EBITDA is reconciled to cash flows provided by operating activities, the most comparable measure under generally accepted accounting principles, as follows:

	Year Ended December 31,
	1998	1999	2000	2001	2002
Net cash provided by operating activities	$118,145	$124,059	$169,978	$176,902	$164,039

Interest expense, net	20,521	56,074	76,136	75,985	79,176
Provision for income taxes	18,693	32,004	46,678	42,682	31,554
Amortization of deferred loan costs included in interest expense	(2,566)	(3,859)	(4,825)	(4,546)	(4,201)
Change in deferred income taxes	(8,051)	(19,359)	(27,623)	(23,426)	(20,963)
Non-cash charges included in headquarters relocation costs				(2,106)
Changes in other operating assets and liabilities	(37,197)	7,361	(1,244)	(10,658)	(2,955)

EBITDA	$109,545	$196,280	$259,100	$254,833	$246,650

ITEM	7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The table below provides a summary of our selected development and operational results for 2000, 2001, and 2002.

	Year Ended December 31,
	2000	2001	2002
Total Facilities Open (at period end)	392	431	455
Total Facilities Developed	30	39	24
Average Occupancy Rate	80%	74%	68%
Average Weekly Room Rate	$304	$320	$321

Average occupancy rates are determined by dividing the number of rooms occupied on a daily basis by the total number of rooms. Average weekly room rates are determined by dividing room revenue by the number of rooms occupied on a daily basis for the applicable period and multiplying by seven. The average weekly room rates generally will be greater than standard room rates because of (1) stays of less than one week, which are charged at a higher nightly rate, (2) higher weekly rates for rooms that are larger than the standard rooms, and (3) additional charges for more than one person per room. We expect that our future occupancy and room rates will be impacted by a number of factors, including the impact of the U.S. economy on demand for lodging products, the amount of competing lodging products in markets where we operate, the number and geographic location of our new facilities, and the season in which we open those facilities. We also cannot assure you that we can maintain our occupancy and room rates.

At December 31, 2002, we had 455 operating facilities (39 Crossland, 321 EXTENDED STAY, and 95 StudioPLUS) and had 20 EXTENDED STAY facilities under construction. We expect to complete the construction of the facilities currently under construction generally within the next twelve months; however, we cannot assure you that we will complete construction within the time periods we have historically experienced. Our ability to complete construction may be materially impacted by various factors including final permitting, obtaining certificates of occupancy, and weather-related construction delays.

Results of Operations

2002 Compared to 2001

Property Operations

Operating results for the year ended December 31, 2002 include the impact of one-time rental contracts during the 2002 Winter Olympics at three EXTENDED STAY properties located in Salt Lake City, Utah (the “Olympic Properties”). We estimate that these contracts generated additional non-recurring net income of approximately $1.2 million, or $0.01 per diluted share, for the year ended December 31, 2002.

Including the Olympic Properties, we realized average occupancies of 68% and average weekly room rates of $321 for the year ended December 31, 2002, and we realized average occupancies of 74% and average weekly room rates of $320 for the year ended December 31, 2001, resulting in a decrease of 7.5% in overall REVPAR for 2002 when compared to 2001.

Excluding the Olympic Properties, the following is a summary of the number of properties in operation at the end of each year along with the related average occupancy rates and average weekly room rates during each year:

	Year Ended December 31, 2002			Year Ended December 31, 2001
	Facilities Open	Average Occupancy Rate	Average Weekly Room Rate	Facilities Open	Average Occupancy Rate	Average Weekly Room Rate
Crossland	39	69%	$220	39	76%	$221
EXTENDED STAY	318	68	333	295	74	332
StudioPLUS	95	67	331	94	72	342

Total	452	68%	$320	428	74%	$320

Excluding the Olympic Properties, we realized an overall decrease of 7.8% in REVPAR for 2002 when compared to 2001. Excluding the Olympic Properties, our overall REVPAR decreased 16.7%, 10.0%, 4.0%, and 0.1% in the first, second, third, and fourth quarters of 2002, respectively, when compared to the same periods in the prior year. The decrease in overall average occupancy rates for 2002 compared to 2001 reflects, primarily, the impact of a general decline in demand for lodging products as a result of the weakened U.S. economy and the continued impact on travel of the events of September 11, 2001 and subsequent terrorism alerts. Although overall average weekly room rates for 2002 compared to 2001 did not change, we generally experienced decreases in rates charged in previously opened properties. Particularly for the EXTENDED STAY brand, this decrease in rates was offset by the geographic dispersion of properties opened since December 31, 2001 and the higher standard weekly room rates in certain of those markets.

Comparable hotels, consisting of the 359 properties opened for at least one year at the beginning of the first quarter of 2001 (excluding the Olympic Properties), realized the following percentage changes in the components of REVPAR for 2002 when compared with 2001:

	Crossland	EXTENDED STAY	StudioPLUS	Total
Number of Comparable Hotels	39	230	90	359
Change in Occupancy Rate	(9.7)%	(8.1)%	(7.3)%	(8.2)%
Change in Average Weekly Rate	(0.4)%	(1.2)%	(3.1)%	(1.4)%
Change in REVPAR	(10.1)%	(9.2)%	(10.2)%	(9.5)%

We believe that the percentage changes in the components of REVPAR for our brands differ primarily as a result of the number and geographic dispersion of the comparable hotels.

The percentage change in the components of REVPAR for our comparable hotels experienced in 2002 reflects a decrease in REVPAR of 17.2%, 11.0%, 5.9% and 2.6% in the first, second, third, and fourth quarters of 2002, respectively, when compared to the same periods in the prior year. While we believe that improvements in the U.S. economy will result in increased demand for our products, it is difficult to estimate the timing and magnitude of these improvements.

We recognized total revenue of $547.9 million in 2002 and $541.5 million in 2001. This is an increase of $6.4 million, or 1%. The 392 properties that we owned and operated throughout both periods experienced an aggregate decrease in revenue of approximately $49.0 million, net of incremental revenue at the Olympic Properties of approximately $2.0 million.

Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating and property management expenses, depreciation, and interest were $252.4 million (46% of total revenue) for 2002, as compared to $230.2 million (43% of total revenue) for 2001. We did not incur significant incremental property operating expenses at the Olympic Properties during 2002. We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to REVPAR increases or decreases because the majority of these expenses do not vary based on REVPAR. We realized an overall decrease of 7.5% in REVPAR for 2002 as compared to 2001, and our property operating margins were 54% for 2002 and 57% for 2001.

The provisions for depreciation and amortization for our lodging facilities were $78.1 million for 2002 and $71.1 million for 2001. These provisions were computed using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation. Depreciation and amortization for 2002 increased compared to 2001 because we operated 24 additional facilities in 2002 and because we operated for a full year the 39 properties that were opened in 2001.

From time to time, we may incur expenses due to defects in materials, construction, or systems installed in our properties. Most significant products or systems contain manufacturers’ warranties. In addition, contractual agreements with our general contractors typically require general contractors and subcontractors to maintain insurance designed to cover the faulty installation of significant systems.

Testing has revealed that certain of our properties have sustained damage arising from defective materials and/or faulty installation of the Exterior Insulation Finish System (“EIFS”). At this time, the full extent of damage cannot reasonably be estimated, although currently we do not believe the cost of repairs will be material to us overall. We have 23 active lawsuits that we filed against the EIFS manufacturers, certain applicators, certain general contractors, and others, seeking necessary repairs and recovery rights against expected and incurred expenses. At this time, the extent of recovery, if any, on these suits cannot reasonably be determined.

Corporate Operations

Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. These expenses consist primarily of personnel and certain marketing costs, as well as development costs that are not directly related to a site that we will develop. We incurred corporate operating and property management expenses of $48.8 million (9% of total revenue) in 2002 and $47.5 million (9% of total revenue) in 2001. The increase in the amount of these expenses for 2002 as compared to 2001 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated. We expect these expenses will continue to increase as we develop and operate additional facilities in the future.

Depreciation and amortization was $742,000 for 2002 and $1.0 million for 2001. These provisions were computed using the straight-line method over the estimated useful lives of the assets, for assets not directly related to the operation of our facilities. These assets were primarily office furniture and equipment.

We realized $721,000 of interest income during 2002 and $509,000 of interest income during 2001. This interest income was primarily attributable to the temporary investment of funds drawn under our credit facilities. We incurred interest charges of $85.4 million during 2002 and $86.9 million during 2001. Of these amounts, $5.5 million during 2002 and $10.4 million during 2001 was capitalized and included in the cost of buildings and improvements.

Our effective income tax rate for 2002 decreased from 40.0% to 39.0%, reflecting a reduction in estimated state income taxes resulting from state tax planning and credits. Accordingly, the provision for income taxes in the first quarter of 2002 reflected a reduction in expense of approximately $3.0 million associated with adjusting our deferred tax assets and liabilities to reflect the lower rate. The $3.0 million reduction in tax expense and the decrease in our effective rate during 2002 resulted in the recognition of income tax expense of $31.6 million and $42.7 million (35.6% and 40.0%, respectively, of income before income taxes, extraordinary item, and cumulative effect of an accounting change) for 2002 and 2001, respectively. Excluding the impact of our effective income tax rate decrease, our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes and the impact of our effective tax rate.

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

We realized an overall decrease of 2.5% in REVPAR for 2001 when compared to 2000. Our overall REVPAR increased 11.0% and 0.5% in the first and second quarters of 2001, respectively, and decreased 4.5% and 15.2% in the third and fourth quarters of 2001, respectively, when compared to the same periods in the prior year. The decrease in overall average occupancy rates for 2001 compared to 2000 reflects, primarily, the impact of a general decline in demand for lodging products as a result of the slowing U.S. economy and the impact of the terrorist attacks on September 11, 2001. The increase in overall average weekly room rates for 2001 compared to 2000 is due to increases in rates charged in previously opened properties and, particularly for the EXTENDED STAY brand, the geographic dispersion of properties opened since December 31, 2000 and the higher standard weekly room rates in certain of those markets.

Comparable hotels, consisting of the 305 properties opened for at least one year at the beginning of the first quarter of 2000, realized the following percentage changes in the components of REVPAR for 2001 when compared with 2000:

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

REVPAR for our comparable hotels increased 5.7% in the first quarter of 2001, then decreased 3.1%, 6.9%, and 16.5% in the second, third, and fourth quarters of 2001, respectively, when compared to the same periods in the prior year. We believe that the declines in REVPAR experienced in 2001 are less than those experienced in the overall lodging industry and are a result of the slowing U.S. economy and a reaction to the terrorist attacks of September 11, 2001.

We recognized total revenue of $541.5 million in 2001 and $518.0 million in 2000. This is an increase of $23.5 million, or 5%. The 362 properties that we owned and operated throughout both periods experienced an aggregate decrease in revenue of approximately $25.5 million.

Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating and property management expenses, depreciation, and interest were $230.2 million (43% of total revenue) for 2001, as compared to $214.5 million (41% of total revenue) for 2000. We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to REVPAR increases or decreases because the majority of these expenses do not vary based on REVPAR. We realized an overall decrease of 2.5% in REVPAR for 2001 when compared to 2000, and our property operating margins were 57% for 2001 and 59% for 2000.

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

In May 2001, we announced the relocation of our corporate headquarters from Ft. Lauderdale, Florida to Spartanburg, South Carolina. We completed the relocation in the third quarter of 2001. As a result, we incurred non-recurring charges of approximately $9.0 million during 2001 in connection with the move, including approximately $2.1 million in non-cash charges related to the abandonment of unamortized leasehold improvements and charges associated with the valuation of stock options for employees terminated as a result of the relocation.

Depreciation and amortization for assets not directly related to the operation of facilities was $1.0 million for 2001 and $1.3 million for 2000.

We realized $509,000 of interest income during 2001 and $668,000 during 2000. This interest income was primarily attributable to the temporary investment of funds drawn under our credit facilities. We incurred interest charges of $86.9 million during 2001 and $87.7 million during 2000. Of these amounts, $10.4 million during 2001 and $10.9 million during 2000 were capitalized and included in the cost of buildings and improvements.

We recognized income tax expense of $42.7 million and $46.7 million (40.0% of income before income taxes, extraordinary item, and the cumulative effect of an accounting change, in both periods) for 2001 and 2000, respectively. Our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes.

Extraordinary Charge and Cumulative Effect of a Change in Accounting

In connection with the termination of our previously existing credit facility in July 2001, we incurred an extraordinary charge of $5.9 million, net of income taxes of $3.9 million, associated with the write-off of unamortized deferred debt costs.

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be carried on the balance sheet at fair value. SFAS No. 133, as amended, is effective for financial statements issued for periods beginning after December 15, 2000. At December 31, 2000, the carrying value of our interest rate cap contracts was $1,115,000 and their fair value was zero. We adopted SFAS No. 133 on January 1, 2001 and designated our interest rate cap contracts as cash-flow hedges of our variable rate debt. SFAS No. 133, as interpreted by the Derivatives Implementation Group, required the transition adjustment to be allocated between the cumulative-effect-type adjustment of earnings and the cumulative-effect-type adjustment of other comprehensive income based on our pre-SFAS No.133 accounting policy for the contracts. Because the fair value of the interest rate cap contracts at adoption was zero, the entire transition adjustment of $669,000, net of income tax benefit of $446,000, was recognized in earnings as a cumulative effect adjustment on January 1, 2001.

Liquidity and Capital Resources

We had net cash and cash equivalents of $6.6 million as of December 31, 2002 and $11.0 million as of December 31, 2001. At December 31, 2002, we had approximately $5.6 million invested in short-term money market depository accounts. We had no such investments at December 31, 2001. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation. At December 31, 2001, we had approximately $13.0 million invested in short-term demand notes of companies having credit ratings of A1/Pl or equivalent using domestic commercial banks and other financial institutions. We had no such investments at December 31, 2002. We also invested excess funds during these periods in an overnight sweep account with a commercial bank, which in turn invested these funds in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, we did not take possession of the securities, which were instead held by the financial institutions. The market value of the securities held pursuant to these arrangements approximates the carrying amount.

Our operating activities generated cash of $164.0 million during 2002, $176.9 million during 2001, and $170.0 million during 2000.

We used $193.3 million to acquire land, develop, or furnish 44 sites opened or under construction in 2002, $311.9 million for 59 sites in 2001, and $248.5 million for 49 sites in 2000.

Our cost to develop a property varies significantly by brand and by geographic location due to differences in land and labor costs. Similarly, the average weekly rate charged and the resultant cash flow from these properties will vary significantly but generally are expected to be in proportion to the development costs. For the 422 properties we opened from January 1, 1996 through December 31, 2002, the average development cost was approximately $5.9 million with an average of 107 rooms. However, since 1999, we have opened a number of properties in the Northeast and West, where average development costs are higher. Accordingly, the average development cost per property for the 93 properties we opened from January 1, 2000 through December 31, 2002 was $8.1 million. We plan to continue to develop properties in the Northeast and West and expect overall average development costs to be approximately $8.2 million per property in 2003.

We made open market repurchases of 4,189,100 shares of Common Stock for approximately $58.4 million in 2001, and 1,242,900 shares of Common Stock for approximately $10.2 million in 2000. We made no such repurchases during 2002. We received net proceeds from the exercise of options to purchase Common Stock totaling $6.6 million in 2002, $19.8 million in 2001, and $5.8 million in 2000.

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

In connection with the termination of our previously existing credit facility, we incurred an extraordinary charge of $5.9 million, net of income tax benefits of $3.9 million, associated with the write-off of unamortized debt issue costs during 2001.

Loans under the Credit Facility bear interest, at our option, at either a prime-based rate or a LIBOR-based rate plus an applicable margin. In addition, the commitment fee on the unused revolving facility is 0.5% per annum. The following table illustrates the amounts committed under the Credit Facility, their final maturities, and the interest on loans made under the Credit Facility, subject to the terms of the amendments discussed below:

		Applicable Margin Over
Description	Total Amount	Prime	LIBOR	Maturity
Revolving Facility	$200 million	1.25%	2.25%	July 24, 2007
A-1 Facility (term loan)	50 million	1.25%	2.25%	July 24, 2007
A-2 Facility (term loan)	50 million	1.25%	2.25%	July 24, 2007
A-3 Facility (term loan)	100 million	1.25%	2.25%	July 24, 2007
B Facility (term loan)	500 million	1.75%	2.75%	January 15, 2008

The Credit Facility was amended in December 2001 and October 2002 to provide additional flexibility in managing the development of new hotels. The amendments modified certain definitions and increased the total leverage covenant (defined as the ratio of our consolidated debt to our consolidated EBITDA, each as defined in the Credit Facility documents) from 4.75 to 5.25 for the period from January 1, 2003 to March 31, 2003, from 4.50 to 5.00 for the period from April 1, 2003 to March 31, 2004, and from 4.50 to 4.75 for the period from April 1, 2004 to June 30, 2004. Beginning July 1, 2004, the leverage covenant will return to the previously scheduled level of 4.50.

The amendments instituted a pricing grid which increased the interest rate on outstanding loans under the Credit Facility by 0.25% if total leverage is greater than or equal to 4.25 or by 0.75% if total leverage is greater than or equal to 4.75. At December 31, 2002, our total leverage ratio was 4.66.

At December 31, 2002, we had outstanding loans of $12 million under the $200 million revolving facility and $653.3 million, net of principal repayments, outstanding under the term loans, leaving $188 million available and committed under the Credit Facility. In January 2002, we borrowed $100 million pursuant to the delayed draw A-3 term loan. The proceeds of this borrowing were used to repay amounts outstanding under the revolving facility and for working capital purposes. In order to minimize interest rates charged under the Credit Facility, we prepaid $25 million in March 2002.

The loans under the Credit Facility will mature on the dates set forth in the table above. The A-1, A-2, and A-3 term loans will be amortized in quarterly installments of varying amounts through July 24, 2007, and the B term loan will be subject to principal payments of 1% of the initial loan amounts in each of the first six years following the closing date with the remaining principal balance to be repaid during the seventh year. Availability of the revolving facility is dependent, however, upon us satisfying certain financial ratios of debt and interest compared to earnings before interest, taxes, depreciation, and amortization, with these amounts being calculated pursuant to definitions contained in the Credit Facility documents, as amended.

As of December 31, 2002, we had $1.5 million in outstanding letters of credit. These letters of credit are being maintained as security for construction related performance and will expire between February 2003 and October 2006. If required, use of the letters of credit would draw against the revolving facility.

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

Failure to satisfy any of the covenants constitutes an event of default under the Credit Facility, notwithstanding our ability to meet our debt service obligations. The loan documentation includes other customary and usual events of our default for the types of credit facilities, including without limitation, an event of default if a change of control occurs. Upon the occurrence of an event of default, the lenders have the ability to accelerate all amounts then outstanding under the Credit Facility and to foreclose on the collateral. We were in compliance with all covenants during 2002 and at December 31, 2002.

Our primary market risk exposures result from the variable nature of the interest rates on borrowings under the Credit Facility. We entered into the Credit Facility for purposes other than trading or speculation. Based on the levels of borrowings under the Credit Facility at December 31, 2002, if interest rates changed by 1.0%, our annual cash flow and net income would change by $4.1 million. We manage our market risk exposures by periodic evaluation of such exposures relative to the costs of reducing the exposures, by entering into interest rate swaps, or by refinancing the underlying obligations with longer term fixed rate debt obligations. We do not own derivative financial instruments or derivative commodity instruments.

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

The 2011 Notes are pari passu with the 2008 Notes. The Notes are not collateralized and are subordinated to our senior indebtedness, including the Credit Facility. The Notes contain certain covenants for the benefit of the holders. These covenants, among other things, limit our ability under certain circumstances to incur additional indebtedness, pay dividends, and make investments and other restricted payments, enter into transactions with our 5% stockholders or affiliates, create liens, and sell assets.

In connection with the Credit Facility, the 9.15% Senior Subordinated Notes, and the 9.875% Senior Subordinated Notes, we incurred additions to deferred loan costs of $2.2 million during 2002, $21.5 million during 2001, and $5.9 million during 2000.

At December 31, 2002, we had 20 sites under construction with total development costs of approximately $163 million. We currently plan to complete construction on 19 of those sites in 2003 and one in 2004. Due to continued weakness in the U.S. economy, declines in occupancy at our properties, and the increasing prospect of a further reduction in travel as a result of geo-political events, we decided in late November 2002 to defer the commencement of new construction projects. At this time, we believe we will be successful in obtaining extensions on a majority of the 48 sites we had under contract at December 31, 2002, if needed. We will continue to seek the necessary approvals and permits for these sites and for additional sites. Construction will commence as soon as possible within the constraints of our amended Credit Facility and contingent upon a number of factors, including improvements in the overall U.S. economy, improvements in demand for lodging products in the overall lodging industry, and improvements in demand for our extended stay lodging products.

At December 31, 2002, we had commitments under cancellable construction contracts not reflected in our financial statements totaling approximately $98 million to complete construction of extended stay properties and $8 million to complete construction of our corporate headquarters. We believe that the remaining availability under the Credit Facility, together with our cash on hand and cash flows from operations, will provide sufficient funds to continue our expansion as presently planned and to fund our operating expenses, including our working capital deficit, for the next twelve months. We may increase our capital expenditures and property openings in future years, in which case our capital needs will increase. We may also need additional capital depending on a number of factors, including the number of properties we construct or acquire, the timing of that development, the cash flow generated by our properties, and the amount of open market repurchases we make of our Common Stock. Also, if capital markets provide favorable opportunities, our plans or assumptions change or prove to be inaccurate, our existing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions, we may seek additional capital sooner than currently anticipated. In the event we obtain additional capital, we may seek to increase property openings in future years. Sources of capital may include public or private debt or equity financing. We cannot assure you that we will be able to obtain additional financing on acceptable terms, if at all. Our failure to raise additional capital could result in the delay or abandonment of some or all of our development and expansion plans, and could have a material adverse effect on us.

The following table provides a summary of the impact our contractual obligations are expected to have on our future liquidity (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$1,165,260	$21,695	$81,959	$335,014	$726,592
Operating leases(2)	3,551	1,203	1,192	704	452

Total contractual obligations	$1,168,811	$22,898	$83,151	$335,718	$727,044

(1) Represents payment obligations under our Credit Facility and the Notes.

(2) Represents payment obligations associated with leases of real property.

Off-Balance Sheet Arrangements

We currently have no “off-balance sheet arrangements” that would be required to be disclosed pursuant to the Securities and Exchange Commission’s (the “SEC”) recently-enacted amendments to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Application of Critical Accounting Policies

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. SFAS No. 144 requires that if the sum of the future cash flows expected to result from a company’s long-lived assets, undiscounted and without interest charges, is less than the reported value of those assets, an asset impairment must be recognized in the financial statements. The amount of impairment to recognize is calculated by subtracting the fair value of the assets from the reported value of the assets.

We believe that the accounting estimate related to asset impairment is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires us to make assumptions about future revenues and expenses over the estimated useful life of our long-lived assets; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our net income may be material. Our assumptions about future revenues and expenses require significant judgment because actual revenues and operating expenses have fluctuated in the past and are expected to continue to do so. We have discussed the development and selection of this critical accounting estimate with the audit committee of our board of directors, and the audit committee has reviewed our related disclosure.

In estimating future revenues and expenses, we may consider local market conditions, recent industry REVPAR trends, our recent REVPAR trends, economic forecasts, estimated changes in operating costs, budgets, and other factors.

We analyzed our long-lived assets for impairment for the years ended December 31, 2002, 2001, and 2000 and determined there were no events or changes in circumstances indicating the carrying amount of our long-lived assets may not be recoverable. Accordingly, no impairment charges were recognized for the years ended December 31, 2002, 2001, or 2000.

Depending on the size of an impairment loss, if any, our liquidity and capital resources may be affected in the future.

New Accounting Releases

In April 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which we are required to adopt on January 1, 2003. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking–Fund Requirements.” SFAS No. 145 also amends SFAS No.

13, “Accounting for Leases,” to eliminate certain inconsistencies. It also amends other existing authoritative pronouncements to make technical corrections and clarify meanings. The provisions of this statement related to the rescission of FASB Statement No. 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this statement related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The adoption of this statement did not have a material effect on our financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of this statement will not have a material effect on our financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees or Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of indebtedness of Others”, which is being superseded. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation is not expected to have a material effect on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. As of December 31, 2002, we had not elected to change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The required disclosures in interim financial information are effective for interim periods beginning after December 15, 2002. All other provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this interpretation is not expected to have a material effect on our financial statements.

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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. Words such as “expects”, “intends”, “plans”, “projects”, “believes”, “estimates”, and similar expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause our actual results, performance, or achievements to be materially different. These factors include, among other things:

•	uncertainty as to changes in U.S. general economic activity and the impact of these changes on the consumer demand for lodging products in general and for extended stay lodging products in particular;

•	increasing competition in the extended stay lodging market;

•	our ability to increase or maintain revenue and profitability in our new and mature properties;

•	uncertainty as to the impact on the lodging industry of any additional terrorist attacks or responses to terrorist attacks;

•	uncertainty as to our future profitability;

•	our ability to operate within the limitations imposed by financing arrangements;

•	our ability to meet construction and development schedules and budgets;

•	our ability to obtain financing on acceptable terms to finance our growth;

•	the risk of significant one-time or continuing expenses due to defects in materials, construction, or systems installed throughout many of our properties;

•	our ability to integrate and successfully operate any properties acquired in the future and the risks associated with these properties; and

•	our ability to develop and implement the operational and financial systems needed to manage rapidly growing operations.

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

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website (www.extendedstay.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC.

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7.    “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*****

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors

Extended Stay America, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Extended Stay America, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivatives.

PricewaterhouseCoopers LLP

Spartanburg, South Carolina

January 28, 2003

EXTENDED STAY AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

ASSETS	December 31,
	2002	2001
Current assets:
Cash and cash equivalents	$6,583	$11,027
Accounts receivable	5,996	6,385
Prepaid income taxes	7,295	10,669
Prepaid expenses	5,774	3,628
Deferred income taxes	18,920	37,589

Total current assets	44,568	69,298
Property and equipment, net	2,372,939	2,277,414
Deferred loan costs	22,336	24,371
Deferred income taxes	18,000	—
Other assets	877	788

	$2,458,720	$2,371,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,793	$34,433
Accrued retainage	6,971	13,879
Accrued property taxes	12,947	12,174
Accrued salaries and related expenses	4,834	4,291
Accrued interest	6,724	7,011
Other accrued expenses	18,977	20,798
Current portion of long-term debt	21,695	12,500

Total current liabilities	94,941	105,086

Deferred income taxes	147,046	126,752

Long-term debt	1,143,565	1,132,250

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value, 500,000,000 shares authorized, 93,923,169, and 93,228,443 shares issued and outstanding, respectively	939	932
Additional paid-in capital	801,757	793,484
Retained earnings	270,472	213,367

Total stockholders’ equity	1,073,168	1,007,783

	$2,458,720	$2,371,871

See notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenue:
Room revenue	$539,298	$530,761	$504,637
Other revenue	8,612	10,774	13,396

Total revenue	547,910	541,535	518,033

Costs and expenses:
Property operating expenses	252,427	230,204	214,500
Corporate operating and property management expenses	48,833	47,479	44,433
Other charges		9,019
Depreciation and amortization	78,815	72,141	66,269

Total costs and expenses	380,075	358,843	325,202

Income from operations	167,835	182,692	192,831
Interest expense, net	79,176	75,985	76,136

Income before income taxes, extraordinary item and cumulative effect of accounting change	88,659	106,707	116,695
Provision for income taxes	31,554	42,682	46,678

Income before extraordinary item and cumulative effect of accounting change	57,105	64,025	70,017
Extraordinary write-off of unamortized debt issue costs, net of income tax benefit of $3,942		(5,912)
Cumulative effect of change in accounting, net of income tax benefit of $446		(669)

Net income	$57,105	$57,444	$70,017

Net income per common share – Basic:
Net income before extraordinary item and cumulative effect of accounting change	$0.61	$0.68	$0.73
Extraordinary item		(0.06)
Cumulative effect of accounting change		(0.01)

Net income	$0.61	$0.61	$0.73

Net income per common share – Diluted:
Net income before extraordinary item and cumulative effect of accounting change	$0.59	$0.66	$0.72
Extraordinary item		(0.06)
Cumulative effect of accounting change		(0.01)

Net income	$0.59	$0.59	$0.72

Weighted average shares:
Basic	93,689	94,170	95,372
Effect of dilutive options	2,853	2,905	1,229

Diluted	96,542	97,075	96,601

See notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance as of January 1, 2000	$960	$828,724	$85,906	$915,590
Repurchases of common stock	(12)	(10,208)		(10,220)
Stock options exercised, including tax benefit of $1,482	7	7,239		7,246
Net income			70,017	70,017

Balance as of December 31, 2000	955	825,755	155,923	982,633
Repurchases of common stock	(42)	(58,320)		(58,362)
Stock options exercised, including tax benefit of $4,970	19	26,068		26,068
Net income			57,444	57,444

Balance as of December 31, 2001	932	793,484	213,367	1,007,783
Stock options exercised, including tax benefit of $1,677	7	8,273		8,280
Net income			57,105	57,105

Balance as of December 31, 2002	$939	$801,757	$270,472	$1,073,168

See notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$57,105	$57,444	$70,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,815	72,141	66,269
Amortization of deferred loan costs included in interest expense	4,201	4,546	4,825
Deferred income taxes	20,963	23,426	27,623
Non-cash charges included in headquarters relocation costs		2,106
Extraordinary item, net		5,912
Cumulative effect of accounting change, net		669
Changes in operating assets and liabilities:
Accounts receivable	389	2,767	(3,058)
Current income taxes	5,051	3,419	(6,136)
Prepaid expenses	(2,146)	(1,228)	(935)
Other current assets	3,828	2,100
Accounts payable	(3,375)	621	1,127
Accrued property taxes	773	(72)	3,375
Accrued salaries and related expenses	543	647	1,011
Accrued interest	(287)	421	(469)
Other accrued expenses	(1,821)	1,983	6,329

Net cash provided by operating activities	164,039	176,902	169,978

Cash flows from investing activities:
Additions to property and equipment	(193,341)	(311,888)	(248,475)
Other assets	(89)	(62)	(173)

Net cash used in investing activities	(193,430)	(311,950)	(248,648)

Cash flows from financing activities:
Proceeds from exercise of Company stock options	6,603	19,770	5,764
Repurchases of Company common stock		(58,362)	(10,220)
Proceeds from long-term debt	112,000	1,110,000	351,000
Principal payments on long-term debt	(91,490)	(917,250)	(255,000)
Additions to deferred loan and other costs	(2,166)	(21,469)	(5,937)

Net cash provided by financing activities	24,947	132,689	85,607

(Decrease) increase in cash and cash equivalents	(4,444)	(2,359)	6,937
Cash and cash equivalents at beginning of period	11,027	13,386	6,449

Cash and cash equivalents at end of period	$6,583	$11,027	$13,386

Noncash investing and financing transactions:
Capitalized or deferred items included in accounts payable and accrued liabilities	$16,725	$31,551	$27,174

Supplemental cash flow disclosures:
Cash paid for:
Income taxes, net of refunds	$5,540	$15,837	$25,191

Interest expense, net of amounts capitalized	$75,968	$71,544	$72,449

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

At December 31, 2002, we had invested approximately $5.6 million in short-term money market depository accounts. We had no such investments at December 31, 2001. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation. At December 31, 2001, we had invested $13.0 million in short-term demand notes. We had no such investments at December 31, 2002. In addition, during these periods we invested excess funds in an overnight sweep account with a commercial bank which invested in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, we did not take possession of the securities, which were instead held by the financial institution. The market value of the securities held pursuant to the agreements approximated the carrying amount.

Accounts Receivable

Accounts receivable at December 31, 2002 and 2001 is stated net of an allowance for doubtful accounts of $700,000 and $900,000, respectively. We wrote-off, net of recoveries, uncollectible accounts of $1,402,000, $1,331,000, and $1,268,000 in 2002, 2001, and 2000, respectively.

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

EXTENDED STAY AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(000’s omitted in all tables except per share data)

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. SFAS No. 144 requires that if the sum of the future cash flows expected to result from a company’s long-lived assets, undiscounted and without interest charges, is less than the reported value of those assets, an asset impairment must be recognized in the financial statements. The amount of impairment to recognize is calculated by subtracting the fair value of the assets from the reported value of the assets.

We performed a comprehensive review of long-lived assets as of December 31, 2002. Based on this review, there were no events or changes in circumstances indicating the carrying value of our long-lived assets may not be recoverable.

Preacquisition Costs

We incur costs related to the acquisition of property sites. These costs are capitalized when it is probable that a site will be acquired. These costs are included in property and equipment. In the event the acquisition of the site is not consummated, the costs are charged to corporate operating expenses.

Debt Issue Costs and Extraordinary Charge

We have incurred costs in obtaining financing. These costs have been deferred and are amortized over the life of the respective loans. In connection with the termination of our previously existing credit facility in July 2001, we incurred an extraordinary charge of $5.9 million, net of income taxes of $3.9 million, associated with the write-off of unamortized debt issue costs.

Derivative Financial Instruments and Cumulative Effect of a Change in Accounting

We do not enter into financial instruments for trading or speculative purposes. We use interest rate cap contracts to hedge our exposure on variable rate debt. Through December 31, 2000, the cost of the cap contracts was included in prepaid expenses and amortized to interest expense over the life of the contracts.

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be carried on the balance sheet at fair value. SFAS No. 133, as amended, is effective for financial statements issued for periods beginning after December 15, 2000. At December 31, 2000, the carrying value of our interest rate cap contracts was $1,115,000 and their fair value was zero. We adopted SFAS No. 133 on January 1, 2001 and designated our interest rate cap contracts as cash-flow hedges of our variable rate debt. SFAS No. 133, as interpreted by the Derivatives Implementation Group, required the transition adjustment to be allocated between the cumulative-effect-type adjustment of earnings and the cumulative-effect-type adjustment of other comprehensive income based on our pre-SFAS No. 133 accounting policy for the contracts. Since the fair value of the interest rate cap contracts at adoption was zero, the entire transition adjustment of $669,000, net of income tax benefit of $446,000, was recognized in earnings as a cumulative effect adjustment during 2001.

Revenue Recognition

Effective December 31, 2000, we adopted the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition” as amended. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue, including specifying basic criteria which must be met before revenue can be recognized. The adoption of SAB No. 101 had no impact on our financial statements.

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

EXTENDED STAY AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(000’s omitted in all tables except per share data)

Other Charges

In May 2001, we announced that we would relocate our corporate headquarters from Ft. Lauderdale, Florida to Spartanburg, South Carolina. The relocation was completed in 2001. As a result, we recognized costs associated with the relocation of approximately $9.0 million during 2001. These costs include severance and relocation costs and approximately $2.1 million in non-cash charges related to the abandonment of unamortized leasehold improvements and charges associated with the valuation of stock options for employees terminated as a result of the relocation.

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

Stock Option Plans

At December 31, 2002, we have six stock-based employee compensation plans, which are described more fully in Note 7. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In connection with the relocation of our corporate headquarters in 2001, we incurred approximately $853,000, net of tax, in non-cash charges associated with the valuation of stock options for terminated employees. No other stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2002, 2001, and 2000 as if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation”, to stock-based employee compensation.

	Year Ended December 31,
	2002	2001	2000
Net income, as reported	$57,105	$57,444	$70,017
Stock-based employee compensation expense included in reported net income, net of related tax effects		853
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,384)	(8,673)	(6,880)

Pro forma net income	$47,721	$49,624	$63,137

Earnings per share:
Basic—as reported	$0.61	$0.61	$0.73
Basic—pro forma	$0.51	$0.53	$0.66
Diluted—as reported	$0.59	$0.59	$0.72
Diluted—pro forma	$0.49	$0.51	$0.65

EXTENDED STAY AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(000’s omitted in all tables except per share data)

Net Income Per Share

We determine earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share”. For the years ended December 31, 2002, 2001, and 2000, the computation of diluted EPS does not include approximately 2.6 million, 2.4 million, and 7.0 million weighted average shares, respectively, of common stock, par value $0.01 per share, of ESA (“Common Stock”) represented by outstanding options because the exercise price of the options was greater than the average market price of Common Stock during the period.

Business Segment

We operate principally in one business segment, which is to develop, own, and operate extended stay lodging facilities.

Reclassification

Certain previously reported amounts have been reclassified to conform with the current presentation.

Note 2—Property and Equipment

Property and equipment consist of the following:

	December 31,
	2002	2001
Operating Facilities:
Land and improvements	$646,189	$593,428
Buildings and improvements	1,658,888	1,541,091
Furniture, fixtures, equipment, and supplies	306,506	284,005

Total operating facilities	2,611,583	2,418,524
Office furniture, fixtures and equipment	7,283	6,852
Facilities under development, including land and improvements	101,410	120,626

	2,720,276	2,546,002
Less: Accumulated depreciation	(347,337)	(268,588)

Total property and equipment	$2,372,939	$2,277,414

At December 31, 2002, we had commitments under cancellable construction contracts totaling approximately $98 million to complete construction of additional extended stay properties and $8 million to complete construction of our corporate headquarters.

For the years ended December 31, 2002, 2001, and 2000, we incurred interest of $85.4 million, $86.9 million, and $87.7 million, respectively, of which $5.5 million, $10.4 million, and $10.9 million, respectively, was capitalized and included in the cost of buildings and improvements.

Note 3—Options to Purchase Property Sites

As of December 31, 2002, we had paid approximately $3.4 million in connection with options to purchase parcels of real estate in 48 locations in 15 states. If we do not acquire these parcels, the amounts paid in connection with the options may be forfeited under certain circumstances. These amounts are included in property and equipment.

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

In connection with the termination of our previously existing credit facility, we incurred an extraordinary charge of $5.9 million, net of income taxes of $3.9 million, associated with the write-off of unamortized debt issue costs during 2001.

EXTENDED STAY AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(000’s omitted in all tables except per share data)

Loans under the Credit Facility bear interest, at our option, at either a prime-based rate or a LIBOR-based rate plus an applicable margin. The following table illustrates the amounts committed under the Credit Facility, their final maturities, and the interest on loans made under the Credit Facility, subject to the terms of the amendments discussed below:

		Applicable Margin Over
Description	Total Amount	Prime	LIBOR	Maturity
Revolving Facility	$200 million	1.25%	2.25%	July 24, 2007
A-1 Facility (term loan)	50 million	1.25%	2.25%	July 24, 2007
A-2 Facility (term loan)	50 million	1.25%	2.25%	July 24, 2007
A-3 Facility (term loan)	100 million	1.25%	2.25%	July 24, 2007
B Facility (term loan)	500 million	1.75%	2.75%	January 15, 2008

The Credit Facility was amended in December 2001 and October 2002 to provide additional flexibility in managing the development of new hotels. The amendments modified certain definitions and increased the total leverage covenant (defined as the ratio of our consolidated debt to our consolidated EBITDA, each as defined in the Credit Facility documents) from 4.75 to 5.25 for the period from January 1, 2003 to March 31, 2003, from 4.50 to 5.00 for the period from April 1, 2003 to March 31, 2004, and from 4.50 to 4.75 for the period from April 1, 2004 to June 30, 2004. Beginning July 1, 2004, the leverage covenant will return to the previously scheduled level of 4.50. The amendments instituted a pricing grid which increased the interest rate on outstanding loans under the Credit Facility by 0.25% if total leverage is greater than or equal to 4.25 or by 0.75% if total leverage is greater than or equal to 4.75. At December 31, 2002, our total leverage ratio was 4.66.

At December 31, 2002, we had outstanding loans of $12 million under the $200 million revolving facility and $653.3 million, net of principal repayments, outstanding under the term loans, leaving $188 million available and committed under the Credit Facility. In January 2002, we borrowed $100 million pursuant to the delayed draw A-3 term loan. The proceeds of this borrowing were used to repay amounts outstanding under the revolving facility and for working capital purposes. In order to minimize interest rates charged under the Credit Facility, we prepaid $25 million in March 2002.

The loans under the Credit Facility will mature on the dates set forth in the table above. The A-1, A-2, and A-3 term loans will be amortized in quarterly installments of varying amounts through July 24, 2007, and the B term loan will be subject to principal payments of 1% of the initial loan amounts in each of the first six years following the closing date with the remaining principal balance to be repaid during the seventh year. Availability of the revolving facility is dependent, however, upon us satisfying certain financial ratios of debt and interest compared to earnings before interest, taxes, depreciation, and amortization, with these amounts being calculated pursuant to definitions contained in the Credit Facility documents, as amended.

As of December 31, 2002, we had $1.5 million in outstanding letters of credit. These letters of credit are being maintained as security for construction related performance and will expire between February 2003 and October 2006. If required, use of the letters of credit would draw against the revolving facility.

Our obligations under the Credit Facility are guaranteed by each of our subsidiaries. The Credit Facility is also collateralized by a first priority lien on all stock of our subsidiaries and all other current and future assets owned by us and our subsidiaries (other than mortgages on real property).

The Credit Facility contains a number of negative covenants, including, among others, covenants that limit our ability under certain circumstances to incur debt, make investments, pay dividends, prepay other indebtedness, engage in transactions with affiliates, enter into sale-leaseback transactions, create liens, make capital expenditures, acquire or dispose of assets, or engage in mergers or acquisitions. In addition, the Credit Facility contains affirmative covenants, including, among others, covenants that require us to maintain our corporate existence, comply with laws, maintain our properties and insurance, and deliver financial and other information to the lenders. The Credit Facility also requires us to comply with certain financial tests on a consolidated basis. We were in compliance with all covenants during 2002 and at December 31, 2002.

EXTENDED STAY AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(000’s omitted in all tables except per share data)

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

At December 31, 2002, aggregate maturities of long-term debt were as follows:

2003	$21,695
2004	33,748
2005	48,211
2006	60,264
2007	274,750
Thereafter	726,592

$1,165,260

An aggregate of $1,165.3 million and $1,144.8 million was outstanding at December 31, 2002 and 2001, respectively, with a weighted average interest rate of 6.56% and 6.78%, respectively. The fair value of long-term debt is based on quoted market prices. The Credit Facility had an estimated fair value of approximately $653 and $639 million at December 31, 2002 and 2001, respectively. The 2008 Notes had an estimated fair value of approximately $198 million and $199 million at December 31, 2002 and 2001, respectively, and the 2011 Notes had an estimated fair value of approximately $308 and $307 million at December 31, 2002 and 2001, respectively.

EXTENDED STAY AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(000’s omitted in all tables except per share data)

Note 5—Income Taxes

Our effective income tax rate for 2002 decreased from 40.0% to 39.0%, reflecting a reduction in state income taxes resulting from state tax planning and credits. Accordingly, the provision for income taxes for the year ended December 31, 2002 reflects a reduction in expense of approximately $3.0 million associated with adjusting our deferred tax assets and liabilities to reflect the lower rate. The $3.0 million reduction in tax expense and the decrease in our effective rate during 2002 resulted in the recognition of income tax expense of $31.6 million and $42.7 million (35.6% and 40.0%, respectively, of income before income taxes, extraordinary item, and cumulative effect of an accounting change) for 2002 and 2001, respectively.

Income tax expense before the extraordinary item and the cumulative effect of a change in accounting consists of the following:

	Year Ended December 31,
	2002	2001	2000
Current income taxes:
U.S. federal	$9,030	$15,693	$17,016
State and local	1,561	3,563	2,039

	10,591	19,256	19,055

Deferred income taxes:
U.S. federal	21,743	18,773	22,932
State and local	(780)	4,653	4,691

	20,963	23,426	27,623

Total income tax expense	$31,554	$42,682	$46,678

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35.0% to pretax income as a result of the following:

	Year Ended December 31,
	2002	2001	2000
Computed “expected” tax rate	35.0%	35.0%	35.0%
Adjustment to deferred tax balances due to change in effective tax rate	(3.4)
Increase in income taxes resulting from:
State and local income taxes, net of federal benefit	3.9	4.9	4.9
Other	0.1	0.1	0.1

Annual effective income tax rate	35.6%	40.0%	40.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

	2002	2001
Deferred tax assets:
Alternative minimum tax credit and other carryforwards	$30,907	$30,685
Other	6,013	6,904

Total deferred tax assets	36,920	37,589
Deferred tax liability—Property and equipment	(147,046)	(126,752)

	$(110,126)	$(89,163)

At December 31, 2002, we had alternative minimum tax credits of approximately $30.0 million, which may be carried forward indefinitely. Approximately $18.0 million of the credits are not expected to be utilized within the next twelve months and have been classified as non-current at December 31, 2002.

EXTENDED STAY AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(000’s omitted in all tables except per share data)

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

Note 6—Stockholders’ Equity

Shares of preferred stock may be issued from time to time, in one or more series, as authorized by the Board of Directors. Prior to issuance of shares of each series, the Board will designate for each such series, the preferences, conversion, or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption, as are permitted by law. No shares of preferred stock are outstanding, and we have no present plans to issue any shares of preferred stock.

Note 7—Stock Option Plans

We have six stock option plans including the Amended and Restated 1995, Amended and Restated 1996, 1997, 1998, and 2001 Employee Stock Option Plans (the “Employee Plans”) and the Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”). The Employee Plans and the Directors’ Plan provide for grants to certain officers, directors, and key employees of stock options to purchase shares of Common Stock. Options granted under the Employee Plans and the Directors’ Plan expire ten years from the date of grant. Options granted under the Employee Plans generally vest ratably over a four year period, and options granted under the Directors’ Plan vest six months from the date of grant.

In addition, we have two stock option plans associated with an acquisition (the “Acquired Plans”) we made in 1997. Two types of options, incentive stock options and nonqualified stock options, were granted under the Acquired Plans. All options granted under the Acquired Plans were granted at an exercise price equal to the market price of the acquired company’s common stock on the date of grant and may not be exercised more than 10 years after the date granted.

A summary of the status of the Employee Plans, the Directors’ Plan, and options granted under the Acquired Plans (collectively the “Plans”) as of December 31, 2002, 2001, and 2000 and changes during the years ending on those dates is presented below:

	2002		2001		2000
	Number of Shares	Price Per Share	Number of Shares	Price Per Share	Number of Shares	Price Per Share
Outstanding at beginning of year	17,973	$2.38-21.75	17,189	$2.38-21.75	15,271	$2.38-21.75
Granted	3,678	11.60-17.73	3,692	12.98-18.55	3,808	6.50-16.03
Exercised	(695)	2.38-15.81	(1,949)	2.38-18.50	(715)	2.38-13.88
Forfeited	(437)	7.44-19.88	(959)	6.47-20.63	(1,175)	7.16-20.50

Outstanding at end of year	20,519	$2.38-21.75	17,973	$2.38-21.75	17,189	$2.38-21.75
Options exercisable at year-end	12,302	$2.38-21.75	9,686	$2.38-21.75	8,310	$2.38-21.75
Available for future grants	6,555		9,796		2,528
Total shares reserved for issuance as of December 31	27,074		27,769		19,717
Weighted average fair value of options granted during the year		$4.60		$6.80		$6.10

EXTENDED STAY AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(000’s omitted in all tables except per share data)

As permitted by SFAS No. 123, “Accounting for Stock Based Compensation,” we have chosen to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized for options granted under the Plans. Had compensation cost for the Plans been determined based on the fair value at the date of grant for awards under the Plans consistent with the method of SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below.

	2002		2001		2000
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$57,105	$47,721	$57,444	$49,624	$70,017	$63,137
Net income per share:
Basic	$0.61	$0.51	$0.61	$0.53	$0.73	$0.66
Diluted	$0.59	$0.49	$0.59	$0.51	$0.72	$0.65

The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following assumptions used for grants in 2002, 2001, and 2000: dividend yield of 0%; risk-free interest rate of 6.0% for 2000, 4.8% for 2001, and 3.9% for 2002; expected life of 5.5 years for 2000 and 2001 and 3 years for 2002; and expected volatility of 42% for 2000 and 2001, and 30% for 2002.

The following table summarizes information about the Company’s Plans at December 31, 2002.

	Options Outstanding			Options Exercisable
	Number Outstanding as of December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2002	Weighted Average Exercise Price
$2.38-$6.50	1,572	2.77	$4.55	1,572	$4.55
$6.71-$8.15	2,277	6.63	$8.11	1,588	$8.12
$8.21-$9.50	1,947	5.89	$9.46	1,915	$9.46
$9.56-$11.28	2,537	7.72	$11.27	1,248	$11.26
$11.31-$11.37	1,662	5.02	$11.37	1,662	$11.37
$11.46-$12.88	3,578	9.64	$12.85	104	$12.35
$12.90-$13.03	2,999	8.83	$13.03	748	$13.03
$13.06-$18.37	1,784	5.45	$14.26	1,307	$13.99
$18.50-$18.50	2,061	4.02	$18.50	2,060	$18.50
$18.55-$21.75	102	4.24	$20.08	98	$20.15

$2.38-$21.75	20,519	6.74	$11.80	12,302	$11.42

Note 8—Related Party Transactions

In 1996, we entered into a ten-year lease for a suite at Pro Player Stadium for a base rental of $115,000 per year. In 1998, we entered into a seven-year lease for a suite at the National Car Rental Center for a base rental of $120,000 per year. Both of these leases were terminated in 2001. The leases were subject to additional charges and periodic escalation. The Chairman of our Board of Directors owns Pro Player Stadium. In addition, the Chairman of our Board of Directors was also the Chairman of the Board of Directors of a company which operated, until June 2001, the National Car Rental Center.

We incurred charges of approximately $2.9 million in 2002, $3.0 million in 2001, and $2.9 million in 2000, from a company controlled by our Chief Executive Officer for the use of airplanes. We charged approximately $50,000 in 2002, $155,000 in 2001, and $276,000 in 2000, to our Chief Executive Officer for his use of those airplanes, and we charged approximately $17,000 in 2002, $23,000 in 2001, and $12,000 in 2000 to other companies controlled by our Chief Executive Officer for their use of those airplanes. In addition, we incurred charges of

EXTENDED STAY AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(000’s omitted in all tables except per share data)

$9,000 in 2001 and $45,000 in 2000 for aviation related services from a company owned by the Chairman of our Board of Directors. We incurred no such charges during 2002.

Our Chief Executive Officer serves as chairman of the board of a company from which we lease office space under various lease agreements. During 2002, 2001, and 2000, we incurred charges of approximately $85,000, $70,000, and $79,000, respectively, related to these agreements.

The Chairman of our Board of Directors serves as a director of a company to which we sublease office space. The sublease provides for monthly rent of $52,157 through December 2004. On December 17, 2001, the company to which we sublease office space filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We have continued to receive rent payments under the sublease, and the company has not repudiated the sublease.

One member of our Board of Directors also serves on the board of directors of a company which performs employment related services for us under annual contracts. The Chairman of our Board of Directors and two of our other directors each own more than 5% of the outstanding stock of that company. During 2002, 2001, and 2000, we incurred charges of approximately $504,000, $479,000, and $421,000, respectively, for such services.

Note 9—Quarterly Results (Unaudited)

The following is a summary of quarterly operations for the years ended December 31, 2002 and 2001:

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$124,792	$142,802	$153,463	$126,853
Operating income	33,181	47,888	54,950	31,816
Net income	$11,528	$17,055	$21,170	$7,352

Net income per share:
Basic	$0.12	$0.18	$0.23	$0.08

Diluted	$0.12	$0.18	$0.22	$0.07

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$134,414	$143,112	$145,717	$118,291
Operating income	48,407	52,474	51,004	30,807
Income before extraordinary item and cumulative effect of accounting change	17,227	20,448	18,888	7,463
Extraordinary item			(5,912)
Cumulative effect of accounting change	(669)

Net income	$16,558	$20,448	$12,976	$7,463

Net income per share – Basic:
Income before extraordinary item and cumulative effect of accounting change	$0.18	$0.22	$0.20	$0.08
Extraordinary item			(0.06)
Cumulative effect of accounting change	(0.01)

Net income	$0.17	$0.22	$0.14	$0.08

Net income per share – Diluted:
Income before extraordinary item and cumulative effect of accounting change	$0.17	$0.21	$0.20	$0.08
Extraordinary item			(0.06)

Net income	$0.17	$0.21	$0.14	$0.08

EXTENDED STAY AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(000’s omitted in all tables except per share data)

Note 10—Commitments and Contingencies

On August 5, 2002, one of our subsidiaries was served with a complaint against us and several of our subsidiaries in the Superior Court of California, County of Alameda. This action, filed on behalf of an alleged class of former and existing managers, assistant managers, and manager trainees for our properties in California, alleges violations of certain of California’s wage and hour laws. In particular, the action alleges that we misclassified these property managers as exempt from California’s laws regarding overtime pay. The plaintiffs are seeking to certify a class representing all such property managers in California, an injunction, and damages for back pay, penalties, interest, and attorneys’ fees. The case is captioned Rachelle Reid, et al vs. Extended Stay America, Inc., etc., et al. We are in the beginning stages of this litigation, but we believe we have meritorious defenses against this claim and intend to defend this case vigorously. The financial impact, if any, of this case cannot yet be predicted.

From time to time, we may incur expenses due to defects in materials, construction, or systems installed in our properties. Most significant products or systems include manufacturers’ warranties. In addition, contractual agreements with our general contractors typically require general contractors and subcontractors to maintain insurance designed to cover the faulty installation of significant systems.

Testing has revealed that certain of our properties have sustained damage arising from defective materials and/or faulty installation of the Exterior Insulation Finish System (“EIFS”). At this time, the full extent of damage cannot reasonably be estimated, although currently we do not believe the cost of repairs will be material to us overall. We have 23 active lawsuits that we filed against the EIFS manufacturers, certain applicators, certain general contractors, and others, seeking necessary repairs and recovery rights against expected and incurred expenses. At this time, the extent of recovery, if any, on these suits cannot reasonably be determined.

In addition to the litigation noted above, we are, from time to time, subject to various other claims and lawsuits incidental to our business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on our consolidated financial statements.

We lease real property under various operating leases with terms of one to sixteen years. Rental expense under real property leases for the years ended December 31, 2002, 2001, and 2000, was $1.1 million, $1.6 million, and $1.6 million, respectively.

Future minimum lease obligations under non-cancelable real property leases with initial terms in excess of one year at December 31, 2002 are as follows:

Year Ending December 31:
2003	$1,203
2004	643
2005	549
2006	564
2007	140
Thereafter	452

$3,551

Of these lease obligations included in the table above, we sublease to a third party, under a non-cancelable sublease, office space that includes base rent, parking, and other charges totaling approximately $626,000 per year in 2003 and 2004. On December 17, 2001, the company to which we sublease office space filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We have continued to receive rent payments under the sublease, and the company has not repudiated the sublease.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM	10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information appearing under the caption “Election of our Board of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 2003 (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

Our executive officers, their ages at December 31, 2002, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
H. Wayne Huizenga*	65	Chairman of the Board of Directors
George D. Johnson, Jr.*	60	Chief Executive Officer and Director
Robert A. Brannon	52	President, Chief Operating Officer, Secretary, and Treasurer
Gregory R. Moxley	48	Chief Financial Officer and Vice President-Finance

*	Member of Executive Committee of the Board of Directors

H. Wayne Huizenga became one of our directors in August 1995 and serves as the Chairman of our Board of Directors. Since September 1996, Mr. Huizenga has been Chairman of the Board of Boca Resorts, Inc., which owns and operates luxury resort properties. Mr. Huizenga was also Chairman of the Board of AutoNation, Inc., which owns the nation’s largest chain of franchised automotive dealerships, from August 1995 to December 2002. From August 1995 to September 1999, Mr. Huizenga served as Chief Executive Officer or Co-Chief Executive Officer of AutoNation, Inc. From May 1998 until December 2002, Mr. Huizenga served as Chairman of the Board of Republic Services, Inc., a leading provider of non-hazardous solid waste collection and disposal services and served as its Chief Executive Officer from May 1998 until December 1998. From September 1994 until October 1995, Mr. Huizenga served as the Vice-Chairman of Viacom Inc. (“Viacom”), a diversified entertainment and communications company. During the same period, Mr. Huizenga also served as the Chairman of the Board of Blockbuster Entertainment Group, a division of Viacom. From April 1987 through September 1995, Mr. Huizenga served as the Chairman of the Board and Chief Executive Officer of Blockbuster Entertainment Corporation (“Blockbuster”), during which time he helped build Blockbuster from a 19-store chain into the world’s largest video rental company. In September 1994, Blockbuster merged into Viacom. In 1971, Mr. Huizenga co-founded Waste Management, Inc., which he helped build into the world’s largest integrated solid waste services company, and he served in various capacities, including President, Chief Operating Officer, and a director from its inception until 1984. Mr. Huizenga also owns the Miami Dolphins and Pro Player Stadium in South Florida, and serves as a director of ANC Rental Corporation, a car rental company, and NationsRent, Inc., an equipment rental company.

George D. Johnson, Jr. has been our Chief Executive Officer and a director since January 1995. Mr. Johnson is the former President of the Consumer Products Division of Blockbuster Entertainment Group, a division of Viacom. In this position he was responsible for all U.S. video and music stores. Mr. Johnson has over 30 years of experience developing and managing various businesses. He was formerly the managing general partner of WJB Video, the largest Blockbuster franchisee which developed over 200 video stores prior to a merger with Blockbuster in 1993. Mr. Johnson also is the managing member of American Storage, LLC, a chain of 28 self-storage facilities located in the Carolinas and Georgia. He formerly served as a director of Viacom and Chairman of the Board of

Home Choice Holdings, Inc. and currently serves on the board of directors of AutoNation, Inc., Boca Resorts, Inc., and Duke Energy Corporation. He has been the Chairman of the Board of Directors of Johnson Development Associates, Inc. since its founding in 1986. Johnson Development Associates, Inc. is a real estate management, leasing, and development company controlling approximately four million square feet of commercial, retail, and industrial property located in the Carolinas and Georgia which are owned by various partnerships controlled by Mr. Johnson and his brother, Stewart H. Johnson. Mr. Johnson practiced law in Spartanburg, South Carolina from 1967 until 1986 and served three terms in the South Carolina House of Representatives.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED                      STOCKHOLDER MATTERS

Information appearing under the caption “Principal Stockholders” in the Proxy Statement is incorporated herein by reference.

ITEM	13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing under the caption “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In February 2003, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports filed under the Exchange Act. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our February 2003 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions.

ITEM	15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements

Reference is made to the information set forth in Part II, Item 8 of this Report, which information is incorporated herein by reference.

(a)(2)    Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted because they are not required under the related instructions, are not applicable, or the information has been provided in the consolidated financial statements or the notes thereto.

(a)(3)    Exhibits

The exhibits to this report are listed in the Exhibit Index included elsewhere herein. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

10.1	Amended and Restated 1995 Employee Stock Option Plan of the Company

10.2	Amended and Restated 1995 Stock Option Plan for Non-Employee Directors of the Company

10.3	Amended and Restated 1996 Employee Stock Option Plan of the Company

10.4	1997 Employee Stock Option Plan of the Company

10.5	1998 Employee Stock Option Plan of the Company

10.6	2001 Employee Stock Option Plan of the Company

(b     Reports on Form 8-K

The Company filed a report on Form 8-K dated October 31, 2002 announcing an amendment, dated as of October 31, 2002, of its credit agreement, dated July 24, 2001, by and among the Company, the various lenders party thereto, Morgan Stanley Senior Funding, Inc., as sole Lead Arranger, Bear Stearns Corporate Lending Inc. and Fleet National Bank as Co-Syndication Agents, and The Industrial Bank of Japan, Limited, as Administrative Agent.

(c)    Exhibits

Exhibit Number		Description of Exhibit

3.1	(a)	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1(a) to the Company’s Registration Statement on Form S-1, Registration No. 33-98452)

3.1	(b)

Certificate of Amendment of Restated Certificate of Incorporation of the Company dated June 4, 1997 (incorporated herein by reference to Exhibit 3.1(b) to the Company’s Report on Form 10-K for the year ended December 31, 1997)

3.1	(c)	Conformed copy of Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1(c) to the Company’s Report on Form 10-K for the year ended December 31, 1997)

3.2		Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 33-98452)

4.1		Specimen certificate representing shares of Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-98452)

Exhibit Number		Description of Exhibit

10.1		Amended and Restated 1995 Employee Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended March 31, 1996)

10.2

Amended and Restated 1995 Stock Option Plan for Non-Employee Directors of the Company (incorporated herein by reference to Exhibit 10.9 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2000)

10.3		Amended and Restated 1996 Employee Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.10 to the Company’s Report on Form 10-Q for the quarter ended March 31, 1996)

10.4		1997 Employee Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997)

10.5		1998 Employee Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.9 to the Company’s Report on Form 10-K for the year ended December 31, 1998)

10.6		2001 Employee Stock Option Plan of the Company (incorporated herein by reference to Exhibit B to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders on May 1, 2001)

10.7

Joe Robbie Stadium Executive Suite License Agreement dated March 18, 1996 between Robbie Stadium Corporation and the Company (incorporated herein by reference to Exhibit 10.14 to the Company’s Report on Form 10-Q for the quarter ended March 31, 1996)

10.8

Broward County Arena Executive Suite License Agreement, between Arena Operating Company, Ltd. and the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1998)

10.9

Indenture relating to the $200 million 9.15% Senior Subordinated Notes due 2008 dated as of March 10, 1998 between the Company and Manufacturers and Traders Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 dated June 25, 1998 (Reg. No. 333-57737))

10.10

Indenture relating to the $300 million 9.875% Senior Subordinated Notes due June 15, 2011 dated as of June 27, 2001 between the Company and Manufacturers and Traders Trust Company, as Trustee (incorporated herein by reference to Exhibit 99.3 to the Company’s Report on Form 8-K dated June 28, 2001)

10.11	(a)

Amended and Restated Credit Agreement, dated as of June 7, 2000, by and among the Company, various banks, Morgan Stanley Senior Funding, Inc., and The Industrial Bank of Japan, Limited (incorporated herein by reference to Exhibit 10.10 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2000)

10.11	(b)

Credit Agreement, dated July 24, 2001, by and among the Company, the various lenders party thereto, Morgan Stanley Senior Funding, Inc., as sole Lead Arranger, Bear Stearns Corporate Lending Inc. and Fleet National Bank, as Co-Syndication Agents, and the Industrial Bank of Japan, Limited, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-66702))

Exhibit Number		Description of Exhibit

10.11	(c)

First Amendment, dated as of January 1, 2002, among the Company, the Lenders party to the Credit Agreement referred to therein, Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Book Runner, Bear Stearns Corporate Lending Inc. and Fleet National Bank, as Co-Syndication Agents, and The Industrial Bank of Japan, Limited, as Administrative Agent (incorporated herein by reference to Exhibit 99.2 to the Company’s Report on Form 8-K dated December 17, 2001)

10.11	(d)

Second Amendment, dated as of October 31, 2002, among the Company, the Lenders party to the Credit Agreement referred to therein, Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Book Runner, Bear Stearns Corporate Lending Inc. and Fleet National Bank as Co-Syndication Agents, and The Industrial Bank of Japan, Limited, as Administrative Agent (incorporated herein by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated October 31, 2002)

10.12	(a)

Lease Agreement dated as of November 30, 1998 between Bell Hill, LLC and ESA Management, Inc. (incorporated herein by reference to Exhibit 10.11(b) to the Company’s Report on Form 10-K for the year ended December 31, 1998)

10.12	(b)

Sublease Agreement dated as of July 1, 1999 between Johnson Development Associates, Inc. and ESA Management, Inc. (incorporated herein by reference to Exhibit 10.11(b) to the Company’s Report on Form 10-K for the year ended December 31, 1999)

10.12	(c)

Sublease Agreement, dated as of September 21, 2001, between NationsRent, Inc. and ESA Management, Inc. (incorporated herein by reference to Exhibit 10.29 to the Company’s Report on Form 10-K for the year ended December 31, 2001)

10.12	(d)

Sublease Agreement, dated as of February 11, 2002, between Johnson Development Associates, Inc. and ESA Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2002)

10.13	(a)

Aircraft Dry Sub-Lease Agreement, dated as of July 2, 1998, between the Company and Advance America Cash Advance Centers, Inc. (Learjet 35A, Serial No. 332) (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended June 30, 1998)

10.13	(b)

Time Sharing Agreement, dated as of March 29, 2000, between Advance America Cash Advance Centers, Inc. and ESA Services, Inc. (Learjet 35A, Serial No. 332) (incorporated herein by reference to Exhibit 10.7 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2000)

10.13	(c)

Time Sharing Agreement, dated as of January 19, 2001, between Advance America Cash Advance Centers, Inc. and ESA Services, Inc. (Learjet 35A, Serial No. 332) (incorporated herein by reference to Exhibit 10.2 to the Company’s Report Form 10-Q for the quarter ended March 31, 2001)

10.14	(a)

Aircraft Dry Lease, dated as of July 12, 1999, between Wyoming Associates, Inc. and ESA Management, Inc. (Learjet 55B, Serial No. 132) (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999)

10.14	(b)

Time Sharing Agreement, dated as of November 6, 2000, between ESA Services, Inc. and George Dean Johnson, Jr. (Learjet 55B, Serial No. 132) (incorporated herein by reference to Exhibit 10.17 to the Company’s Report on Form 10-K for the year ended December 31, 2000)

10.14	(c)

Aircraft Dry Lease dated November 13, 2000 between Wyoming Associates, Inc. and ESA Services, Inc. (Learjet 55B, Serial No. 132) (incorporated herein by reference to Exhibit 10.20 to the Company’s Report on Form 10-K for the year ended December 31, 2000)

10.14	(d)

Time Sharing Agreement, dated as of July 24, 2002, between ESA Services, Inc. and Advance America, Cash Advance Centers, Inc. (Learjet 55B, Serial No. 132) (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2002)

10.15	(a)

Aircraft Dry Lease, dated as of July 12, 1999, between Wyoming Associates, Inc. and ESA Management, Inc. (Challenger, Serial No. 3042) (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999)

10.15	(b)

Sublease between Wyoming Associates, Inc. and ESA Services, Inc., for hangar space for the Challenger in Spartanburg, South Carolina (incorporated herein by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2000)

Exhibit Number		Description of Exhibit

10.15	(c)

Time Sharing Agreement, dated as of November 6, 2000, between ESA Services, Inc. and George Dean Johnson, Jr. (Challenger, Serial No. 3042) (incorporated herein by reference to Exhibit 10.18 to the Company’s Report on Form 10-K for the year ended December 31, 2000)

10.15	(d)

Time Sharing Agreement, dated as of November 10, 2000, between ESA Services, Inc. and Advance America, Cash Advance Centers, Inc. (Challenger, Serial No. 3042) (incorporated herein by reference to Exhibit 10.19 to the Company’s Report on Form 10-K for the year ended December 31, 2000)

10.15	(e)

Aircraft Dry Lease dated November 13, 2000 between Wyoming Associates, Inc. and ESA Services, Inc. (Challenger, Serial No. 3042) (incorporated herein by reference to Exhibit 10.21 to the Company’s Report on Form 10-K for the year ended December 31, 2000)

10.16	(a)

Time Sharing Agreement, dated as of March 29, 2000, between Advance America Cash Advance Centers, Inc. and ESA Services, Inc. (Learjet 31A, Serial No. 99) (incorporated herein by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2000)

10.16	(b)

Time Sharing Agreement, dated as of January 19, 2001, between Advance America Cash Advance Centers, Inc. and ESA Services, Inc. (Learjet 31A, Serial No. 99) (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2001)

21.1		List of Subsidiaries of the Company

23.1		Consent of PricewaterhouseCoopers LLP

99.1		Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2		Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2003.

EXTENDED STAY AMERICA, INC.

By:	/s/ GEORGE D. JOHNSON, JR.
George D. Johnson, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2003.

Signature	Title
Principal Executive Officer:
/s/ GEORGE D. JOHNSON, JR. George D. Johnson, Jr.	Chief Executive Officer

Principal Financial Officer:
/s/ GREGORY R. MOXLEY Gregory R. Moxley	Chief Financial Officer and Vice President – Finance

Principal Accounting Officer:
/s/ PATRICIA K. TATHAM Patricia K. Tatham	Vice President – Corporate Controller

A Majority of the Directors:
H. Wayne Huizenga	Director

/s/ DONALD F. FLYNN Donald F. Flynn	Director

/s/ GEORGE D. JOHNSON, JR. George D. Johnson, Jr.	Director

/s/ STEWART H. JOHNSON Stewart H. Johnson	Director

/s/ JOHN J. MELK John J. Melk	Director

/s/ PEER PEDERSEN Peer Pedersen	Director

CERTIFICATIONS

I, George D. Johnson, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Extended Stay America, Inc. (the “Company”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Audit Committee of the Company’s Board of Directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6. The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 28, 2003

/s/ GEORGE D. JOHNSON, JR.

George D. Johnson, Jr.

Chief Executive Officer

CERTIFICATIONS

I, Gregory R. Moxley, certify that:

1. I have reviewed this annual report on Form 10-K of Extended Stay America, Inc. (the “Company”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Audit Committee of the Company’s Board of Directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6. The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 28, 2003

/s/ GREGORY R. MOXLEY

Gregory R. Moxley

Chief Financial Officer and Vice President—Finance