Form 10-Q
period 2003-03-31
EXTENDED STAY AMERICA INC
filed 2003-05-05
CIK 1002579

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from              to

Commission File Number 001-13125

EXTENDED STAY AMERICA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-3996573
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

101 NORTH PINE STREET, SPARTANBURG, SC 29302
(Address of Principal Executive Offices)(Zip Code)

Registrant’s telephone number, including area code: (864) 573-1600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒   No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☒   No    ☐

At April 30, 2003, the registrant had issued and outstanding an aggregate of 94,030,669 shares of Common Stock.

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EXTENDED STAY AMERICA, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	March 31, 2003	December 31, 2002(1)
ASSETS
Current assets:
Cash and cash equivalents	$5,761	$6,583
Accounts receivable	6,475	5,996
Prepaid income taxes	6,913	7,295
Prepaid expenses	5,305	5,774
Deferred income taxes	18,388	18,920

Total current assets	42,842	44,568
Property and equipment, net	2,388,821	2,372,939
Deferred loan costs, net	21,263	22,336
Deferred income taxes	18,000	18,000
Other assets	899	877

	$2,471,825	$2,458,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,777	$22,793
Accrued retainage	8,401	6,971
Accrued property taxes	11,834	12,947
Accrued salaries and related expenses	6,456	4,834
Accrued interest	9,708	6,724
Other accrued expenses	19,760	18,977
Current portion of long-term debt	22,900	21,695

Total current liabilities	101,836	94,941

Deferred income taxes	149,552	147,046

Long-term debt	1,141,744	1,143,565

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value, 500,000,000 shares authorized, 93,976,019 and 93,923,169 shares issued and outstanding, respectively	940	939
Additional paid-in capital	802,200	801,757
Retained earnings	275,553	270,472

Total stockholders’ equity	1,078,693	1,073,168

	$2,471,825	$2,458,720

(1)	Derived from audited financial statements

See notes to the unaudited condensed consolidated financial statements

EXTENDED STAY AMERICA, INC.

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31, 2003	March 31, 2002
Revenue	$125,218	$124,792

Property operating expenses	65,947	60,306
Corporate operating and property management expenses	12,024	12,077
Depreciation and amortization	19,950	19,228

Total costs and expenses	97,921	91,611

Income from operations before interest and income taxes	27,297	33,181
Interest expense, net	18,968	19,239

Income before income taxes	8,329	13,942
Provision for income taxes	3,248	2,414

Net income	$5,081	$11,528

Net income per common share:
Basic and Diluted	$0.05	$0.12

Weighted average shares:
Basic	93,951	93,437
Effect of dilutive options	1,317	3,531

Diluted	95,268	96,968

See notes to the unaudited condensed consolidated financial statements

EXTENDED STAY AMERICA, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2003	March 31, 2002
Cash flows from operating activities:
Net income	$5,081	$11,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,950	19,228
Amortization of deferred loan costs included in interest expense	1,089	1,043
Deferred income taxes	3,038	1,365
Changes in operating assets and liabilities	6,653	4,629

Net cash provided by operating activities	35,811	37,793

Cash flows from (used in) investing activities:
Additions to property and equipment	(36,333)	(56,897)
Other assets	(22)	49

Net cash used in investing activities	(36,355)	(56,848)

Cash flows from (used in) financing activities:
Proceeds from exercise of Company stock options	353	3,363
Proceeds from long-term debt	3,000	100,000
Principal payments on long-term debt	(3,616)	(71,000)
Additions to deferred loan costs	(15)	(1,116)

Net cash (used in) provided by financing activities	(278)	31,247

(Decrease) increase in cash and cash equivalents	(822)	12,192
Cash and cash equivalents at beginning of period	6,583	11,027

Cash and cash equivalents at end of period	$5,761	$23,219

Noncash investing and financing transactions:
Capitalized or deferred items included in accounts payable and accrued liabilities	$17,134	$22,885

Supplemental cash flow disclosures:
Cash paid for:
Income taxes, net of refunds	$(264)	$(3,686)

Interest expense, net of amounts capitalized	$17,603	$15,659

See notes to the unaudited condensed consolidated financial statements

EXTENDED STAY AMERICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

NOTE 1 — BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and include the accounts of Extended Stay America, Inc. and subsidiaries (the “Company”). In this Quarterly Report on Form 10-Q, the words “Extended Stay America”, “Company”, “we”, “ours”, and “us” refer to Extended Stay America, Inc. and its subsidiaries unless the context suggests otherwise. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The condensed consolidated balance sheet data at December 31, 2002 was derived from audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles.

Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

For the three months ended March 31, 2003 and 2002, the computation of diluted earnings per share does not include approximately 10.5 million and 2.3 million, respectively, weighted average shares of common stock represented by outstanding options because the exercise price of the options was greater than the average market price of our common stock during the period.

Income Taxes

Our estimated annual effective income tax rate decreased during 2002 from 40% to 39%, reflecting a reduction in estimated state income taxes resulting from state tax planning and credits. Accordingly, the provision for income taxes in the first quarter of 2002 reflects a $3.0 million reduction in expense associated with adjusting our deferred tax assets and liabilities to reflect the lower rate.

Stock Option Plans

At March 31, 2003, we have six stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the quarters ended March 31, 2003, and 2002 as if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation,” to stock-based employee compensation.

	Three Months Ended
	March 31, 2003	March 31, 2002
Net income, as reported	$5,081	$11,528
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,206)	(2,465)

Pro forma net income	$2,875	$9,063

Earnings per share:
Basic and Diluted-as reported	$0.05	$0.12
Basic-pro forma	$0.03	$0.10
Diluted-pro forma	$0.03	$0.09

New Accounting Pronouncement

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this interpretation did not have a material effect on our financial statements.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	(000’s Omitted)
	March 31, 2003	December 31, 2002
Operating Facilities:
Land and improvements	$650,847	$646,189
Buildings and improvements	1,668,642	1,658,888
Furniture, fixtures, equipment and supplies	308,222	306,506

Total Operating Facilities	2,627,711	2,611,583
Office furniture, fixtures and equipment	7,430	7,283
Facilities under development, including land and improvements	120,909	101,410

	2,756,050	2,720,276
Less: Accumulated depreciation	(367,229)	(347,337)

Total property and equipment	$2,388,821	$2,372,939

We utilize general contractors for the construction of our properties. Pursuant to the terms of our contractual agreements with the general contractors, amounts are retained from payments made to them until such time as the terms of the agreement have been satisfactorily completed. Retained amounts are recorded as accrued retainage.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We own and operate three brands in the extended stay lodging market—StudioPLUS Deluxe Studios® (“StudioPLUS”), EXTENDED STAYAMERICA Efficiency Studios® (“EXTENDED STAY”), and Crossland Economy Studios® (“Crossland”). Each brand is designed to appeal to different price points generally below $500 per week. All three brands offer the same core components: a living/sleeping area; a fully-equipped kitchen or kitchenette; and a bathroom. StudioPLUS facilities serve the mid-price category and generally feature guest rooms that are larger than those in our other brands, an exercise facility, and a swimming pool. EXTENDED STAY rooms are designed to compete in the economy category. Crossland rooms are typically smaller than EXTENDED STAY rooms and are targeted for the budget category.

The table below provides a summary of our selected development and operational results for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,

	2003	2002
Total Facilities Open (at period end)	457	443
Total Facilities Opened	2	12
Average Occupancy Rate	61%	66%
Average Weekly Room Rate	$325	$314

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

At March 31, 2003, we had 457 operating facilities (39 Crossland, 323 EXTENDED STAY, and 95 StudioPLUS) and had 18 EXTENDED STAY facilities under construction. We expect to complete the construction of the facilities currently under construction generally within the next twelve months; however, we cannot assure you that we will complete construction within the time periods we have historically experienced. Our ability to complete construction may be materially impacted by various factors including final permitting and obtaining certificates of occupancy, and weather-induced construction delays.

Results of Operations

Property Operations

Operating results for the quarter ended March 31, 2002 include the impact of one-time rental contracts during the 2002 Winter Olympics at three EXTENDED STAY properties in Salt Lake City, Utah (the “Olympic Properties”). We estimate that these contracts generated additional non-recurring net income of approximately $1.2 million, or $0.01 per diluted share, for that quarter.

We realized average occupancies of 61% and average weekly room rates of $325 for the first quarter of 2003. Including the Olympic Properties, we realized average occupancies of 66% and average weekly room rates of $314 for the first quarter of 2002, resulting in a decrease of 4.5% in overall REVPAR (revenue per available room) for the quarter when compared to the same quarter of last year.

Excluding the Olympic Properties, the following is a summary of the number of properties in operation at the end of each period along with the related average occupancy rates and average weekly room rates during each period:

	For the Three Months Ended
	March 31, 2003			March 31, 2002
	Facilities Open	Average Occupancy Rate	Average Weekly Room Rate	Facilities Open	Average Occupancy Rate	Average Weekly Room Rate
Crossland	39	64%	$222	39	69%	$219
EXTENDED STAY	320	61	339	306	66	320
StudioPLUS	95	59	336	95	65	327

Total	454	61%	$326	440	66%	$310

The decrease in overall average occupancy rates for the first quarter of 2003 compared to the first quarter of 2002 reflects, primarily, the impact of a general decline in demand for lodging products as a result of the weakened U.S. economy and frequent terrorism alerts. The increase in overall average weekly room rates for the first quarter of 2003 compared to the first quarter of 2002 is due to increases in rates charged in previously opened properties and, for the EXTENDED STAY brand, the geographic dispersion of properties opened since March 31, 2002 and the higher standard weekly rates in certain of these markets. Excluding the Olympic Properties, we realized an overall decrease of 2.8% in REVPAR for the first quarter of 2003 as compared to the first quarter of 2002.

Comparable hotels, consisting of the 389 properties opened for at least one year at the beginning of the first quarter of 2002 (excluding the Olympic Properties), realized the following percentage changes in the components of REVPAR for the first quarter of 2003 as compared with the first quarter of 2002:

	Crossland	EXTENDED STAY	StudioPLUS	Total
Number of Comparable Hotels	39	257	93	389
Change in Occupancy	(7.5)%	(8.8)%	(8.6)%	(8.6)%
Change in Average Weekly Rate	1.5%	4.9%	2.5%	4.1%
Change in REVPAR	(6.0)%	(4.3)%	(6.2)%	(4.9)%

We believe that the percentage changes in the components of REVPAR for our brands differ primarily as a result of the number and geographic dispersion of the comparable hotels.

We recognized total revenue of $125.2 million for the first quarter of 2003 and $124.8 million for the first quarter of 2002. This is an increase of $400,000, or less than 1%. Properties that we owned and operated throughout both periods (comprised of the 431 properties in operation at December 31, 2001) experienced an aggregate decrease in revenue of approximately $6.2 million (including incremental revenue at the Olympic Properties of approximately $2.0 million). This was offset by approximately $6.6 million of incremental revenue attributed to properties opened after December 31, 2001.

Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating and property management expenses, depreciation, and interest were $65.9 million (53% of total revenue) for the first quarter of 2003, compared to $60.3 million (48% of total revenue) for the first quarter of 2002. We did not incur significant incremental property operating expenses at the Olympic Properties during the first quarter of 2002. We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to REVPAR increases or decreases because the majority of these expenses do not vary based on REVPAR. We realized an overall decrease of 4.5% in REVPAR for the first quarter of 2003 as compared to the first quarter of 2002 and our property operating margins were 47% for the first quarter of 2003 and 52% for the first quarter of 2002.

The provisions for depreciation and amortization for our lodging facilities were $19.8 million and $19.0 million for the first quarter of 2003 and 2002, respectively. These provisions were computed using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation. Depreciation and amortization for the first quarter of 2003 increased as compared to the first quarter of 2002 because we operated 14 additional facilities in 2003 and because we operated for a full quarter the 12 properties that were opened in the first quarter of 2002.

Corporate Operations

Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. These expenses consist primarily of personnel and certain marketing costs, as well as development costs that are not directly related to a site that we will develop. We incurred corporate operating and property management expenses of $12.0 million (10% of total revenue) in the first quarter of 2003 and $12.1 million (10% of total revenue) in the first quarter of 2002. We generally expect these expenses to increase as we develop and operate additional facilities in the future.

Depreciation and amortization was $173,000 in the first quarter of 2003 and $196,000 for the comparable period in 2002. These provisions were computed using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of our facilities. These assets were primarily office furniture and equipment.

We realized $71,000 of interest income in the first quarter of 2003 and $240,000 in the first quarter of 2002. This interest income was primarily attributable to the temporary investment of funds from operations as well as funds drawn under our credit facilities. We incurred interest charges of $20.4 million during the first quarter of 2003 and $21.3 million during the first quarter of 2002. Of these amounts, $1.3 million in the first quarter of 2003 and $1.9 million in the first quarter of 2002 were capitalized and included in the cost of buildings and improvements.

Our effective income tax rate for 2002 decreased from 40.0% to 39.0%, reflecting a reduction in estimated state income taxes resulting from state tax planning and credits. Accordingly, the provision for income taxes in the first quarter of 2002 reflected a reduction in expense of approximately $3.0 million associated with adjusting our deferred tax assets and liabilities to reflect the lower rate. The $3.0 million reduction in tax expense and the decrease in our effective rate during 2002 resulted in the recognition of income tax expense of $2.4 million (17.3% of income before income taxes) for the first quarter of 2002. We recognized income tax expense of $3.2 million (39% of income before income taxes) for the first quarter of 2003. Excluding the impact of our effective income tax rate decrease, our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes.

Liquidity and Capital Resources

We had net cash and cash equivalents of $5.8 million as of March 31, 2003 and $6.6 million as of December 31, 2002. We had approximately $2.6 million and $5.6 million invested in short-term money market depository accounts at March 31, 2003 and December 31, 2002, respectively. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation. We also deposited excess funds during these periods in an overnight sweep account with a commercial bank, which in turn invested these funds in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, we did not take possession of the securities, which were instead held by the financial institutions. The market value of the securities held pursuant to these arrangements approximates the carrying amount.

Our operating activities generated cash of $35.8 million during the three months ended March 31, 2003 and $37.8 million during the three months ended March 31, 2002.

We used $36.3 million to acquire land and develop and furnish a total of 20 sites opened or under construction in the three months ended March 31, 2003 and $56.9 million for 22 sites in the three months ended March 31, 2002.

Our cost to develop a property varies significantly by brand and by geographic location due to differences in land and labor costs. Similarly, the average weekly rate charged and the resultant cash flow from these properties will vary significantly but generally are expected to be in proportion to the development costs. For the 422 properties we opened from January 1, 1996 through December 31, 2002, the average development cost was approximately $5.9 million with an average of 107 rooms. However, since January 1, 2000, we have opened a number of properties in the Northeast and West, where average development costs are higher. Accordingly, the average development cost per property for the 95 properties we opened from January 1, 2000 through March 31, 2003, was $8.1 million. We plan to continue to develop properties in the Northeast and West and expect overall average development costs to be approximately $8.2 million per property in 2003.

We incur costs relating to each of our sites prior to the time we actually acquire the property. These pre-acquisition costs relate primarily to qualification of the site and include legal and environmental expenses and costs pertaining to our development professionals. These costs also include options to purchase the parcels of real estate, which we may forfeit under certain circumstances. These pre-acquisition costs are capitalized when it is probable that we will acquire the site. In the event we do not acquire one of these sites, the costs associated with that site are charged to corporate operating expenses. At March 31, 2003, we had approximately $14.8 million of pre-acquisition costs and approximately $2.4 million of option purchase costs included in facilities under development in property and equipment.

We received net proceeds from the exercise of options to purchase common stock totaling $353,000 in the three months ended March 31, 2003 and $3.4 million in the three months ended March 31, 2002.

In addition to our $200 million 9.15% Senior Subordinated Notes due 2008 and our $300 million 9.875% Senior Subordinated Notes due 2011, we have a $900 million credit facility (the “Credit Facility”) which provides for revolving loans and term loans on a senior collateralized basis. Loans under the Credit Facility bear interest, at our option, at either a prime-based rate or a LIBOR-based rate, plus an applicable margin. At March 31, 2003 we had outstanding loans of $15 million under the $200 million revolving facility and $649.6 million, net of principal repayments, outstanding under the term loans, leaving $185 million available and committed under the Credit Facility. In January 2002, we borrowed $100 million pursuant to a delayed draw term loan under the Credit Facility. The proceeds of this borrowing were used to repay amounts outstanding under the revolving facility and for working capital purposes. In order to minimize interest rates charged under the Credit Facility, we prepaid $25 million in March 2002. Availability of the revolving facility is dependent upon us satisfying certain financial ratios of debt and interest compared to earnings before interest, taxes, depreciation, and amortization, with these amounts being calculated pursuant to definitions contained in the Credit Facility documents, as amended.

We had $1.5 million in outstanding letters of credit as of March 31, 2003 and December 31, 2002, respectively. These letters of credit are being maintained as security for construction related performance and will expire between May 2003 and October 2006. If required, use of the letters of credit would draw against the revolving facility.

Our primary market risk exposures result from the variable nature of the interest rates on borrowings under the Credit Facility. We entered into the Credit Facility for purposes other than trading or speculation. Based on the levels of borrowings under the Credit Facility at March 31, 2003, if interest rates changed by 1.0%, our annual cash flow and net income would change by $4.1 million. We manage our market risk exposures by periodic evaluation of such exposures relative to the costs of reducing the exposures, by entering into interest rate swaps, or by refinancing the underlying obligations with longer term fixed rate debt obligations. We do not own derivative financial instruments or derivative commodity instruments.

In connection with the Credit Facility, the 9.15% Senior Subordinated Notes, and the 9.875% Senior Subordinated Notes, we incurred additions to deferred loan costs of approximately $15,000 during the quarter ended March 31, 2003 and approximately $1.1 million during the quarter ended March 31, 2002.

At March 31, 2003, we had 18 sites under construction with total development costs of approximately $148 million and had acquired two parcels of real estate for future development. We currently plan to complete construction on 17 of those sites in 2003 and one in 2004. Due to continued weakness in the U.S. economy, declines in occupancy at our properties, and the prospect of a further reduction in travel as a result of geo-political events, we decided in late 2002 to defer the commencement of new construction projects. At this time, we believe we will be successful in obtaining extensions on a majority of the 38 sites for which we had purchase options at March 31, 2003, if needed. We will continue to seek the necessary approvals and permits for these sites and for additional sites, and may acquire additional parcels of real estate for future development. Construction will commence as soon as possible within the constraints of our amended Credit Facility and contingent upon a number of factors, including improvements in the overall U.S. economy, improvements in demand for lodging products in the overall lodging industry, and improvements in demand for our extended stay lodging products.

At March 31, 2003 we had commitments under cancellable construction contracts not reflected in our financial statements totaling approximately $66 million to complete construction of extended stay properties and $4 million to complete construction of our corporate headquarters. We believe that the remaining availability under the Credit Facility, together with cash on hand and cash flows from operations, will provide sufficient funds to continue our expansion as presently planned and to fund our operating expenses, including our working capital deficit, for the next twelve months. We may increase our capital expenditures and property openings in future years, in which case our capital needs will increase. We may also need additional capital depending on a number of factors, including the number of properties we construct or acquire, the timing of that development, the cash flow generated by our properties and the amount of any open market repurchases we make of our common stock. Also, if capital markets provide favorable opportunities, our plans or assumptions change or prove to be inaccurate, our existing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions, we may seek additional capital sooner than currently anticipated. In the event we obtain additional capital, we may seek to increase property openings in future years. Sources of capital may include public or private debt or equity financing. We cannot assure you that we will be able to obtain additional financing on acceptable terms, if at all. Our failure to raise additional capital could result in the delay or abandonment of some or all of our development and expansion plans, and could have a material adverse effect on us.

New Accounting Pronouncement

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this interpretation did not have a material effect on our financial statements.

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

Special Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as “expects”, “intends”, “plans”, “projects”, “believes”, “estimates”, and similar expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors which may cause our actual results, performance, or achievements to be materially different. These factors include, among other things:

•	uncertainty as to changes in U.S. general economic activity and the impact of these changes on the consumer demand for lodging products in general and for extended stay lodging products in particular;

•	increasing competition in the extended stay lodging market;

•	our ability to increase or maintain revenue and profitability in our new and mature properties;

•	uncertainty as to the impact on the lodging industry of terrorist attacks, responses to terrorist attacks or any epidemic or similar health-related matters;

•	uncertainty as to our future profitability;

•	our ability to operate within the limitations imposed by financing arrangements;

•	our ability to meet construction and development schedules and budgets;

•	our ability to obtain financing on acceptable terms to finance our growth;

•	the risk of significant one-time or continuing expenses due to defects in materials, construction, or systems installed throughout many of our properties;

•	our ability to integrate and successfully operate any properties acquired in the future and the risks associated with these properties; and

•	our ability to develop and implement the operational and financial systems needed to manage rapidly growing operations.

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

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through our website (www.extendedstay.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 4.    CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In April 2003, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports filed under the Exchange Act. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our April 2003 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions.

PART II

OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit Number	Description of Exhibit

99.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

On April 21, 2003, the Company filed a report on Form 8-K relating to its announcement on April 21, 2003, of its financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2003.

EXTENDED STAY AMERICA, INC.

/S/ GREGORY R. MOXLEY
Gregory R. Moxley Chief Financial Officer and Vice President-Finance (Principal Financial Officer)

/S/ PATRICIA K. TATHAM
Patricia K. Tatham Vice President – Corporate Controller (Principal Accounting Officer)

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

b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

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

6. The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 5, 2003

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

b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

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

6. The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 5, 2003

/s/ GREGORY R. MOXLEY

Gregory R. Moxley

Chief Financial Officer and Vice President—Finance