Form 10-Q
period 2003-06-30
EXTENDED STAY AMERICA INC
filed 2003-08-11
CIK 1002579

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 001-13125

EXTENDED STAY AMERICA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-3996573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 DUNBAR STREET, SPARTANBURG, SC	29306
(Address of Principal Executive Offices)	(Zip Code)

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

Yes   ☑    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☑    No  ☐

At July 31, 2003, the registrant had issued and outstanding an aggregate of 94,908,359 shares of Common Stock.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXTENDED STAY AMERICA, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

ASSETS
	June 30, 2003	December 31, 2002(1)
Current assets:
Cash and cash equivalents	$10,413	$6,583
Accounts receivable	7,279	5,996
Prepaid income taxes	5,020	7,295
Prepaid expenses	8,011	5,774
Deferred income taxes	14,370	18,920

Total current assets	45,093	44,568
Property and equipment, net	2,403,470	2,372,939
Deferred loan costs, net	20,189	22,336
Deferred income taxes	19,000	18,000
Other assets	1,015	877

	$2,488,767	$2,458,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,457	$22,793
Accrued retainage	8,799	6,971
Accrued property taxes	14,861	12,947
Accrued salaries and related expenses	4,878	4,834
Accrued interest	6,651	6,724
Other accrued expenses	19,757	18,977
Current portion of long-term debt	24,106	21,695

Total current liabilities	101,509	94,941

Deferred income taxes	153,174	147,046

Long-term debt	1,137,102	1,143,565

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value, 500,000,000 shares authorized, 94,269,293 and 93,923,169 shares issued and outstanding, respectively	943	939
Additional paid-in capital	805,494	801,757
Retained earnings	290,545	270,472

Total stockholders’ equity	1,096,982	1,073,168

	$2,488,767	$2,458,720

(1)	Derived from audited financial statements

See notes to the unaudited condensed consolidated financial statements

EXTENDED STAY AMERICA, INC.

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenue	$141,239	$142,802	$266,457	$267,594
Property operating expenses	65,174	63,110	131,121	123,417
Corporate operating and property management expenses	12,318	12,108	24,342	24,184
Depreciation and amortization	20,048	19,696	39,998	38,923

Total costs and expenses	97,540	94,914	195,461	186,524

Income from operations before interest and income taxes	43,699	47,888	70,996	81,070
Interest expense, net	19,121	19,929	38,089	39,168

Income before income taxes	24,578	27,959	32,907	41,902
Provision for income taxes	9,586	10,904	12,834	13,318

Net income	$14,992	$17,055	$20,073	$28,584

Net income per common share:
Basic	$0.16	$0.18	$0.21	$0.31

Diluted	$0.16	$0.18	$0.21	$0.29

Weighted average shares:
Basic	94,090	93,668	94,021	93,553
Effect of dilutive options	1,443	3,284	1,382	3,405

Diluted	95,533	96,952	95,403	96,958

See notes to the unaudited condensed consolidated financial statements

EXTENDED STAY AMERICA, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net income	$20,073	$28,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,998	38,923
Amortization of deferred loan costs included in interest expense	2,177	2,086
Deferred income taxes	9,678	6,654
Changes in operating assets and liabilities	4,873	12,889

Net cash provided by operating activities	76,799	89,136

Cash flows from (used in) investing activities:
Additions to property and equipment	(72,044)	(104,445)
Other assets	(137)	16

Net cash used in investing activities	(72,181)	(104,429)

Cash flows from (used in) financing activities:
Proceeds from exercise of Company stock options	3,295	4,919
Proceeds from long-term debt	18,000	100,000
Principal payments on long-term debt	(22,053)	(75,218)
Additions to deferred loan costs	(30)	(1,131)

Net cash (used in) provided by financing activities	(788)	28,570

Increase in cash and cash equivalents	3,830	13,277
Cash and cash equivalents at beginning of period	6,583	11,027

Cash and cash equivalents at end of period	$10,413	$24,304

Noncash investing and financing transactions:
Capitalized or deferred items included in accounts payable and accrued liabilities	$16,354	$15,337

Supplemental cash flow disclosures:
Cash paid for:
Income taxes, net of refunds	$436	$(3,471)

Interest expense, net of amounts capitalized	$36,074	$37,614

See notes to the unaudited condensed consolidated financial statements

EXTENDED STAY AMERICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The computation of diluted earnings per share for the three months ended June 30, 2003 and 2002, does not include approximately 10.0 million and 2.4 million, respectively, weighted average shares, and for the six months ended June 30, 2003 and 2002 does not include approximately 10.2 million and 2.3 million, respectively, weighted average shares of common stock represented by outstanding options because the exercise price of the options for the periods was greater than the average market price of common stock during the period.

Certain previously reported amounts have been reclassified to conform with the current period’s presentation.

Income Taxes

Our estimated annual effective income tax rate decreased during 2002 from 40% to 39%, reflecting a reduction in estimated state income taxes resulting from state tax planning and credits. Accordingly, the provision for income taxes in the six-month period ended June 30, 2002 reflects a reduction in expense of approximately $3.0 million, which was recorded in the first quarter of 2002, associated with adjusting our deferred tax assets and liabilities to reflect the lower rate.

Stock Option Plans

At June 30, 2003, we have six stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We incurred approximately $122,000, net of tax, in non-cash charges associated with the valuation of stock options for terminated employees. No other stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three-month and six-month periods ended June 30, 2003, and 2002 as if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation,” to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$14,992	$17,055	$20,073	$28,584
Stock-based employee compensation expense included in reported net income, net of related tax effects	122		122
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,824)	(2,438)	(4,031)	(4,903)

Pro forma net income	$13,290	$14,617	$16,164	$23,681

Earnings per share:
Basic — as reported	$0.16	$0.18	$0.21	$0.31
Basic — pro forma	$0.14	$0.16	$0.17	$0.25
Diluted — as reported	$0.16	$0.18	$0.21	$0.29
Diluted — pro forma	$0.14	$0.15	$0.17	$0.24

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this interpretation did not have a material effect on our financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of this statement will not have a material effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this statement will not have a material effect on our financial statements.

Related Party Transactions

The Chairman of our Board of Directors serves as a director of a company to which we sublease office space. The sublease provides for monthly rent of $52,157 through December 2004. Effective June 1, 2003, the sublease was amended to extend the sublease term and adjust the monthly rent as follows:

June 1, 2003 to December 31, 2003	$39,490 per month
January 1, 2004 to December 31, 2004	$42,255 per month
January 1, 2005 to December 31, 2005	$43,440 per month
January 1, 2006 to December 12, 2006	$47,388 per month

The reduced rate was offered to ensure prompt and continued payments under the terms of the sublease and to reflect current market conditions. In the event of default, the amendment would be nullified and the monthly rent would return to the amount payable under the original sublease agreement.

On December 17, 2001, the company to which we sublease this office space filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We have continued to receive rent payments under the sublease, and the company has not repudiated the sublease. The Bankruptcy Court has approved the amendment to the sublease described above.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	(000’s Omitted)
	June 30, 2003	December 31, 2002
Operating Facilities:
Land and improvements	$665,611	$646,189
Buildings and improvements	1,699,002	1,658,888
Furniture, fixtures, equipment and supplies	312,186	306,506

Total Operating Facilities	2,676,799	2,611,583
Offices:
Land and improvements	1,208	—
Buildings and improvements	14,863	—
Furniture, fixtures, equipment and supplies	8,644	7,283

Total Offices	24,715	7,283
Facilities under development, including land and improvements	89,220	101,410

	2,790,734	2,720,276
Less: Accumulated depreciation	(387,264)	(347,337)

Total property and equipment	$2,403,470	$2,372,939

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

The table below provides a summary of our selected development and operational results for the three months and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Total Facilities Open (at period end)	463	449	463	449
Total Facilities Opened	6	6	8	18
Average Occupancy Rate	68%	72%	64%	69%
Average Weekly Room Rate	$323	$317	$324	$316

Average occupancy rates are determined by dividing the number of rooms occupied on a daily basis by the total number of rooms. Average weekly room rates are determined by dividing room revenue by the number of rooms occupied on a daily basis for the applicable period and multiplying by seven. The average weekly room rates generally will be greater than standard room rates because of (1) stays of less than one week, which are charged at a higher nightly rate, (2) higher weekly rates for rooms that are larger than the standard rooms, and (3) additional charges for more than one person per room. We expect that our future occupancy and room rates will be affected by a number of factors, including the impact of the U.S. economy on demand for lodging products, the amount of competing lodging products in markets where we operate, the number and geographic location of our new facilities, and the season in which we open those facilities. We cannot assure you that we can maintain our occupancy and room rates.

At June 30, 2003, we had 463 operating facilities (39 Crossland, 329 EXTENDED STAY, and 95 StudioPLUS) and had 12 EXTENDED STAY facilities under construction. We expect to complete the construction of the facilities currently under construction generally within the next twelve months; however, we cannot assure you that we will complete construction within the time periods we have historically experienced. Our ability to complete construction may be materially impacted by various factors including final permitting, obtaining certificates of occupancy, and weather-induced construction delays.

Results of Operations

For the Three Months Ended June 30, 2003 and 2002

Property Operations

The following is a summary of the number of properties in operation at the end of each period along with the related average occupancy rates and average weekly room rates during each period:

	For the Three Months Ended
	June 30, 2003			June 30, 2002
	Facilities Open	Average Occupancy Rate	Average Weekly Room Rate	Facilities Open	Average Occupancy Rate	Average Weekly Room Rate
Crossland	39	67%	$221	39	71%	$220
EXTENDED STAY	329	68	336	315	72	328
StudioPLUS	95	67	331	95	71	329

Total	463	68%	$323	449	72%	$317

We realized an overall decrease of 3.9% in REVPAR (revenue per available room) for the second quarter of 2003 as compared to the second quarter of 2002. The decrease in overall average occupancy rates for the second quarter of 2003 compared to the second quarter of 2002 reflects, primarily, the impact of a general decline in demand for lodging products as a result of the weakened U.S. economy and the war in Iraq. The increase in overall average weekly room rates for the second quarter of 2003 compared to the second quarter of 2002 is due to increases in rates charged in previously opened properties and, for the EXTENDED STAY brand, the geographic dispersion of properties opened since June 30, 2002 and the higher standard weekly rates in certain of these markets.

Comparable hotels, consisting of the 389 properties opened for at least one year at the beginning of the first quarter of 2002 (excluding three EXTENDED STAY properties located in Salt Lake City, Utah that were impacted by one-time rental contracts during the 2002 Winter Olympics, the “Olympic Properties”), realized the following percentage changes in the components of REVPAR for the second quarter of 2003 as compared with the second quarter of 2002:

	Crossland	EXTENDED STAY	StudioPLUS	Total
Number of Comparable Hotels	39	257	93	389
Change in Occupancy	(6.0)%	(7.1)%	(5.6)%	(6.7)%
Change in Average Weekly Rate	0.4%	1.2%	0.9%	1.1%
Change in REVPAR	(5.6)%	(6.0)%	(4.7)%	(5.7)%

We believe that the percentage changes in the components of REVPAR for our brands differ primarily as a result of the number and geographic dispersion of the comparable hotels.

We recognized total revenue of $141.2 million for the second quarter of 2003 and $142.8 million for the second quarter of 2002. This is a decrease of $1.6 million, or 1%. Properties that we owned and operated throughout both periods (comprised of the 443 properties in operation at March 31, 2002) experienced an aggregate decrease in revenue of approximately $6.6 million. This was partially offset by approximately $5.0 million of incremental revenue attributed to properties opened after March 31, 2002.

Property operating expenses, consisting of all expenses directly allocable to the operation of our facilities but excluding any allocation of corporate operating and property management expenses, depreciation, and interest were $65.2 million (46% of total revenue) for the second quarter of 2003, compared to $63.1 million (44% of total revenue) for the second quarter of 2002. We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to REVPAR increases or decreases because the majority of these expenses do not vary based on REVPAR. We realized an overall decrease of 3.9% in REVPAR for the second quarter of 2003 as compared to the second quarter of 2002 and our property operating margins were 54% for the second quarter of 2003 and 56% for the second quarter of 2002.

The provisions for depreciation and amortization for our lodging facilities were $19.8 million and $19.5 million for the second quarter of 2003 and 2002, respectively. These provisions were computed using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation. Depreciation and amortization for the second quarter of 2003 increased as compared to the second quarter of 2002 because we operated 14 additional facilities in 2003 and because we operated for a full quarter the 6 properties that were opened in the second quarter of 2002.

Corporate Operations

Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. These expenses consist primarily of personnel and certain marketing costs, as well as development costs that are not directly related to a site that we will develop. We incurred corporate operating and property management expenses of $12.3 million (9% of total revenue) in the second quarter of 2003 and $12.1 million (8% of total revenue) in the second quarter of 2002. We generally expect these expenses to increase as we develop and operate additional facilities in the future.

Depreciation and amortization was $213,000 in the second quarter of 2003 and $194,000 for the comparable period in 2002. These provisions were computed using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of our facilities. These assets were primarily the corporate headquarters building, office furniture, and equipment.

We realized $29,000 of interest income in the second quarter of 2003 and $120,000 in the second quarter of 2002. This interest income was primarily attributable to the temporary investment of funds from operations as well as funds drawn under our credit facilities. We incurred interest charges of $20.7 million during the second quarter of 2003 and $21.3 million during the second quarter of 2002. Of these amounts, $1.5 million in the second quarter of 2003 and $1.2 million in the second quarter of 2002 were capitalized and included in the cost of buildings and improvements.

We recognized income tax expense of $9.6 million and $10.9 million (39% of income before income taxes in each period) for the second quarter of 2003 and 2002, respectively. Our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes.

For the Six Months Ended June 30, 2003 and 2002

Property Operations

Operating results for the six months ended June 30, 2003 include the impact of one-time rental contracts during the 2002 Winter Olympics at the Olympic Properties. We estimate that these contracts generated additional non-recurring net income of approximately $1.2 million, or $0.01 per diluted share for the six-month period.

We realized average occupancies of 64% and average weekly room rates of $324 for the six-month period ended June 30, 2003, and, including the Olympic Properties, we realized average occupancies of 69% and average weekly room rates of $316 for the six-month period ended June 30, 2002. This resulted in a decrease of 4.2% in overall REVPAR for the period when compared to the same period last year.

Excluding the Olympic Properties, the following is a summary of the number of properties in operation at the end of each period along with the related average occupancy rates and average weekly room rates during each period:

	For the Six Months Ended
	June 30, 2003			June 30, 2002
	Facilities Open	Average Occupancy Rate	Average Weekly Room Rate	Facilities Open	Average Occupancy Rate	Average Weekly Room Rate
Crossland	39	65%	$222	39	70%	$220
EXTENDED STAY	326	64	338	312	69	325
StudioPLUS	95	63	334	95	68	328

Total	460	64%	$325	446	69%	$314

Excluding the Olympic Properties, we realized an overall decrease of 3.5% in REVPAR for the six months ended June 30, 2003 as compared to the same period of 2002. The decrease in overall average occupancy rates for the six months ended June 30, 2003 compared to the same period of 2002 reflects, primarily, the impact of a general decline in demand for lodging products as a result of the weakened U.S. economy and the war in Iraq. The increase in overall average weekly room rates for the six months ended June 30, 2003 compared to the same period of 2002 is due to increases in rates charged in previously opened properties and, for the EXTENDED STAY brand, the geographic dispersion of properties opened since June 30, 2002 and the higher standard weekly rates in certain of these markets.

Comparable hotels, consisting of the 389 properties opened for at least one year at the beginning of the first quarter of 2002 (excluding the Olympic Properties), realized the following percentage changes in the components of REVPAR for the six months ended June 30, 2003 as compared with the same period of 2002:

	Crossland	EXTENDED STAY	StudioPLUS	Total
Number of Comparable Hotels	39	257	93	389
Change in Occupancy	(6.7)%	(7.9)%	(7.0)%	(7.6)%
Change in Average Weekly Rate	1.0%	2.9%	1.7%	2.5%
Change in REVPAR	(5.8)%	(5.2)%	(5.5)%	(5.3)%

We believe that the percentage changes in the components of REVPAR for our brands differ primarily as a result of the number and geographic dispersion of the comparable hotels.

The percentage changes in the components of REVPAR for comparable hotels experienced in the six months ended June 30, 2003 reflect a decrease in REVPAR of 4.9% in the first quarter of 2003 and a decrease in REVPAR of 5.7% in the second quarter of 2003 when compared to the same periods in 2002.

We recognized total revenue of $266.5 million for the six months ended June 30, 2003 and $267.6 million for the six months ended June 30, 2002. This is a decrease of $1.1 million, or less than one percent. Properties that we owned and operated throughout both periods (comprised of the 431 properties in operation at December 31, 2001) experienced an aggregate decrease in revenue of approximately $13.9 million (including incremental revenue at the Olympic Properties of approximately $2.0 million). This was partially offset by approximately $12.8 million of incremental revenue attributed to properties opened after December 31, 2001.

Property operating expenses for the six months ended June 30, 2003 were $131.1 million (49% of total revenue), compared to $123.4 million (46% of total revenue) for the six months ended June 30, 2002. We did not incur significant incremental property operating expenses at the Olympic Properties during the first quarter of 2002. We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to REVPAR increases or decreases because the majority of these expenses do not vary based on REVPAR. We realized an overall decrease of 4.2% in REVPAR for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Our property operating margins were 51% for the six months ended June 30, 2003 and 54% for the six months ended June 30, 2002.

The provisions for depreciation and amortization for our lodging facilities were $39.6 million and $38.5 million for the six-month periods ended June 30, 2003 and 2002, respectively. Depreciation and amortization for the six months ended June 30, 2003 increased as compared to the same period of 2002 because we operated 14 additional facilities in 2003 and because we operated for a full six months the 18 properties that were opened in the first six months of 2002.

Corporate Operations

We incurred corporate operating and property management expenses of $24.3 million (9% of total revenue) in the six months ended June 30, 2003 and $24.2 million (9% of total revenue) in the six months ended June 30, 2002.

Depreciation and amortization for assets not directly related to the operation of our facilities was $386,000 in the six months ended June 30, 2003 and $390,000 for the same period in 2002.

We realized $99,000 of interest income in the six months ended June 30, 2003 and $360,000 in the six months ended June 30, 2002. This interest income was primarily attributable to the temporary investment of funds from operations as well as funds drawn under our credit facilities. We incurred interest charges of $41.0 million in the six months ended June 30, 2003 and $42.6 million in the six months ended June 30, 2002. Of these amounts, $2.8 million in the six months ended June 30, 2003 and $3.1 million in the six months ended June 30, 2002 were capitalized and included in the cost of buildings and improvements.

Our effective income tax rate for 2002 decreased from 40% to 39%, reflecting a reduction in estimated state income taxes resulting from state tax planning and credits. Accordingly, the provision for income taxes in the first quarter of 2002 reflected a reduction in expense of approximately $3.0 million associated with adjusting our deferred tax assets and liabilities to reflect the lower rate. The $3.0 million reduction in tax expense and the decrease in our effective rate during 2002 resulted in the recognition of income tax expense of $12.8 million and $13.3 million (39% and 32%, respectively, of income before income taxes) for the six-month periods ended June 30, 2003 and 2002, respectively. Excluding the impact of our effective income tax rate decrease, our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes.

Liquidity and Capital Resources

We had net cash and cash equivalents of $10.4 million as of June 30, 2003 and $6.6 million as of December 31, 2002. We had approximately $3.6 million and $5.6 million invested in short-term money market depository accounts at June 30, 2003 and December 31, 2002, respectively. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation. During these periods, we also deposited excess funds in an overnight sweep account with a commercial bank, which in turn invested these funds in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, we did not take possession of the securities, which were instead held by the financial institutions. The market value of the securities held pursuant to these arrangements approximates the carrying amount.

Our operating activities generated cash of $76.8 million during the six months ended June 30, 2003 and $89.1 million during the six months ended June 30, 2002.

We used $72.0 million to acquire land and develop and furnish a total of 20 sites opened or under construction in the six months ended June 30, 2003 and $104.4 million for 29 sites in the six months ended June 30, 2002.

Our cost to develop a property varies significantly by brand and by geographic location due to differences in land and labor costs. Similarly, the average weekly rate charged and the resultant cash flow from these properties will vary significantly but generally are expected to be in proportion to the development costs. For the 422 properties we opened from January 1, 1996 through December 31, 2002, the average development cost was approximately $5.9 million with an average of 107 rooms. However, since January 1, 2000, we have opened a number of properties in the Northeast and West, where average development costs are higher. Accordingly, the average development cost per property for the 101 properties we opened from January 1, 2000 through December 31, 2002, was $8.1 million. We plan to continue to develop properties nationwide, including in the Northeast and West, and expect overall average development costs to be approximately $8.2 million per property in 2003.

We incur costs relating to each of our sites prior to the time we actually acquire the property. These pre-acquisition costs relate primarily to qualification of the site and include legal and environmental expenses and costs pertaining to our development professionals. These costs also include options to purchase the parcels of real estate, which we may forfeit under certain circumstances. These pre-acquisition costs are capitalized when it is probable that we will acquire the site. In the event we do not acquire one of these sites, the costs associated with that site are charged to corporate operating expenses. At June 30, 2003, we had approximately $16.1 million of pre-acquisition costs and approximately $2.2 million of option purchase costs included in facilities under development in Property and Equipment.

We received net proceeds from the exercise of options to purchase common stock totaling $3.3 million in the six months ended June 30, 2003 and $4.9 million in the six months ended June 30, 2002.

In addition to our $200 million 9.15% Senior Subordinated Notes due 2008 and our $300 million 9.875% Senior Subordinated Notes due 2011, we have a $900 million credit facility (the “Credit Facility”), which provides for revolving loans and term loans on a senior collateralized basis. Loans under the Credit Facility bear interest, at our option, at either a prime-based rate or a LIBOR-based rate, plus an applicable margin. At June 30, 2003 we had outstanding loans of $20 million under the $200 million revolving facility and $641.2 million, net of principal repayments, outstanding under the term loans, leaving $180 million available and committed under the Credit Facility. In January 2002, we borrowed $100 million pursuant to a delayed draw term loan under the Credit Facility. The proceeds of this borrowing were used to repay amounts outstanding under the revolving facility and for working capital purposes. In order to minimize interest expense incurred under the Credit Facility, we prepaid $25 million in March 2002. Availability of the revolving facility is dependent upon us satisfying certain financial ratios of debt and interest compared to earnings before interest, taxes, depreciation, and amortization, with these amounts being calculated pursuant to definitions contained in the Credit Facility documents, as amended.

Effective July 1, 2003, the Credit Facility was amended to provide additional flexibility for future development as well as flexibility in response to continued economic uncertainty. The amendment established a total leverage covenant (defined as the ratio of our consolidated debt to our consolidated EBITDA, each as defined in the Credit Facility documents) of 5.50 for the period from July 1, 2003 to June 30, 2005, 5.25 for the period from July 1, 2005 to June 30, 2006, and 5.00 from July 1, 2006 and thereafter. The existing pricing grid pertaining to outstanding loans on the $200 million revolving facility and $200 million in term loans was amended to provide for an additional 0.25% of interest if total leverage is greater than or equal to 5.00. In addition, the amendment provided for a fixed margin of 3.75% over LIBOR on $500 million in term loans. The amendment also limited capital expenditures to $65 million in the six months ending December 31, 2003, $175 million in 2004, $200 million in 2005, and $250 million in each of 2006 and 2007, with a provision permitting up to $25 million of unused capital expenditures to be carried forward to the following period.

We had $1.5 million in outstanding letters of credit as of June 30, 2003 and December 31, 2002, respectively. These letters of credit are being maintained as security for construction related performance and will expire between December 2003 and October 2006. If required, use of the letters of credit would draw against the revolving facility.

Our primary market risk exposures result from the variable nature of the interest rates on borrowings under the Credit Facility. We entered into the Credit Facility for purposes other than trading or speculation. Based on the levels of borrowings under the Credit Facility at June 30, 2003, if interest rates changed by 1.0%, our annual cash flow and net income would change by $4.0 million. We manage our market risk exposures by periodic evaluation of these exposures relative to the costs of reducing the exposures, by entering into interest rate swaps, or by refinancing the underlying obligations with longer term fixed rate debt obligations. We do not own derivative financial instruments or derivative commodity instruments.

In connection with the Credit Facility, the 9.15% Senior Subordinated Notes, and the 9.875% Senior Subordinated Notes, we incurred additions to deferred loan costs of approximately $30,000 during the six months ended June 30, 2003 and approximately $1.1 million during the six months ended June 30, 2002.

At June 30, 2003, we had 12 sites under construction with total development costs of approximately $96 million and had acquired two parcels of real estate for future development. We currently plan to complete construction on those 12 sites in 2003. At this time, we believe we will be successful in obtaining extensions on a majority of the 30 sites for which we had purchase options at June 30, 2003, if needed. We will continue to seek the necessary approvals and permits for these sites and for additional sites, and may acquire additional parcels of real estate for future development. Construction will commence as soon as possible within the constraints of our amended Credit Facility and contingent upon a number of factors, including improvements in the overall U.S. economy, improvements in demand for lodging products in the overall lodging industry, and improvements in demand for our extended stay lodging products. Assuming recent trends continue throughout the remainder of the year, we intend to commence construction, primarily during the fourth quarter of 2003, on 8 to 10 sites, which we expect to have total development costs of approximately $70 million.

At June 30, 2003 we had commitments under cancellable construction contracts not reflected in our financial statements totaling approximately $36 million to complete construction of extended stay properties. We believe that the remaining availability under the Credit Facility, together with cash on hand and cash flows from operations, will provide sufficient funds to continue our expansion as presently planned and to fund our operating expenses, including our working capital deficit, for the next twelve months. We may increase our capital expenditures and property openings in future periods, in which case our capital needs will increase. We may also need additional capital depending on a number of factors, including the number of properties we construct or acquire, the timing of that development, the cash flow generated by our properties and the amount of any open market repurchases we make of our common stock. Also, if capital markets provide favorable opportunities, our plans or assumptions change or prove to be inaccurate, our existing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions, we may seek additional capital sooner than currently anticipated. In the event we obtain additional capital, we may seek to increase property openings in future periods. Sources of capital may include public or private debt or equity financing. We cannot assure you that we will be able to obtain additional financing on acceptable terms, if at all. Our failure to raise additional capital could result in the delay or abandonment of some or all of our development and expansion plans, and could have a material adverse effect on us.

New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities, and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this interpretation did not have a material effect on our financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of this statement will not have a material effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this statement will not have a material effect on our financial statements.

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

Special Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as “expects”, “intends”, “plans”, “projects”, “believes”, “estimates”, and similar expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors which may cause our actual results, performance, or achievements to be materially different. These factors include, among other things:

•	uncertainty as to changes in U.S. general economic activity and the impact of these changes on the consumer demand for lodging products in general and for extended stay lodging products in particular;

•	increasing competition in the extended stay lodging market;

•	our ability to increase or maintain revenue and profitability in our new and mature properties;

•	uncertainty as to the impact on the lodging industry of terrorist attacks, responses to terrorist attacks, or any epidemic or similar health-related matters;

•	uncertainty as to our future profitability;

•	our ability to operate within the limitations imposed by financing arrangements;

•	our ability to meet construction and development schedules and budgets;

•	our ability to obtain financing on acceptable terms to finance our growth;

•	the risk of significant one-time or continuing expenses due to defects in materials, construction, or systems installed throughout many of our properties;

•	our ability to integrate and successfully operate any properties acquired in the future and the risks associated with these properties; and

•	our ability to develop and implement the operational and financial systems needed to manage rapidly growing operations.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2003, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports filed under the Exchange Act. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our evaluation.

PART II

OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

From April 1, 2003 to July 29, 2003, we issued a total of 544,164 shares of our common stock, and prior thereto we issued a total of 2,329,624 shares of our common stock, to our employees and former employees upon exercise of unregistered options granted under our 1997 Employee Stock Option Plan, our 1998 Employee Stock Option Plan, and our 2001 Employee Stock Option Plan. The exercise prices ranged from $6.47 to $15.78 and the total proceeds received by us were $28,484,374.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following summarizes the votes at the Annual Meeting of the Company’s stockholders held on May 27, 2003:

Matter	For	Against	Abstain	Non-Vote	Shares Voted
Election of Directors:
H. Wayne Huizenga	89,499,622	—	1,025,940	—	90,525,562
George D. Johnson, Jr.	89,513,426	—	1,012,136	—	90,525,562
Donald F. Flynn	76,331,728	—	14,193,834	—	90,525,562
Stewart H. Johnson	89,513,138	—	1,012,424	—	90,525,562
John J. Melk	76,332,306	—	14,193,256	—	90,525,562
Peer Pedersen	76,321,736	—	14,203,826	—	90,525,562

Ratification of the appointment of PricewaterhouseCoopers LLP as Independent Auditors for the Company for 2003	71,646,188	18,875,942	3,432	—	90,525,562

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description of Exhibit

10.1	Amended Sublease Agreement, dated as of June 1, 2003, between NationsRent, Inc. and ESA Management, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On June 30, 2003, the Company filed a report on Form 8-K announcing the promotion of Corry W. Oakes, III to the positions of President and Chief Operating Officer. The Company also announced that Robert A. Brannon had resigned from his positions as President, Chief Operating Officer, Secretary, and Treasurer and will be taking a medical leave of absence. Gregory R. Moxley, the Company’s Chief Financial Officer, will be assuming the positions of Secretary and Treasurer.

On July 2, 2003 the Company filed a report on Form 8-K announcing an amendment, dated as of July 1, 2003, of its credit agreement, dated July 24, 2001, by and among the Company, the various lenders party thereto, Morgan Stanley Senior Funding, Inc., as sole Lead Arranger, and Mizuho Corporation Bank, Ltd. (successors in interest to the Industrial Bank of Japan, Limited), as Administrative Agent.

On July 23, 2003, the Company filed a report on Form 8-K relating to its announcement on July 22, 2003, of its financial results for the three months and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2003.

EXTENDED STAY AMERICA, INC.

/S/ GREGORY R. MOXLEY
Gregory R. Moxley Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer)

/S/ PATRICIA K. TATHAM
Patricia K. Tatham Vice President—Corporate Controller (Principal Accounting Officer)