Form 10-Q
period 2003-09-30
EXTENDED STAY AMERICA INC
filed 2003-11-12
CIK 1002579

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Yes  ☒ No  ☐

At November 6, 2003, the registrant had issued and outstanding an aggregate of 97,095,432 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EXTENDED STAY AMERICA, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	September 30, 2003	December 31, 2002(1)
ASSETS

Current assets:
Cash and cash equivalents	$28,863	$6,583
Accounts receivable	7,010	5,996
Prepaid income taxes	10,181	7,295
Prepaid expenses	7,117	5,774
Deferred income taxes	6,301	18,920
Total current assets	59,472	44,568
Property and equipment, net	2,408,642	2,372,939
Deferred loan costs, net	21,269	22,336
Deferred income taxes	25,114	18,000
Other assets	962	877
	$2,515,459	$2,458,720

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,965	$22,793
Accrued retainage	7,534	6,971
Accrued property taxes	16,310	12,947
Accrued salaries and related expenses	6,899	4,834
Accrued interest	9,560	6,724
Other accrued expenses	20,476	18,977
Current portion of long-term debt	28,927	21,695
Total current liabilities	108,671	94,941
Deferred income taxes	158,910	147,046
Long-term debt	1,107,460	1,143,565

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value, 500,000,000 shares authorized, 96,761,328 and 93,923,169 shares issued and outstanding, respectively	968	939
Additional paid-in capital	832,287	801,757
Retained earnings	307,163	270,472
Total stockholders’ equity	1,140,418	1,073,168
	$2,515,459	$2,458,720

(1)                                  Derived from audited financial statements

See notes to the unaudited condensed consolidated financial statements

EXTENDED STAY AMERICA, INC.

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Revenue	$152,960	$153,463	$419,417	$421,058

Property operating expenses	72,107	66,485	203,228	189,902
Corporate operating and property management expenses	13,287	12,170	37,628	36,355
Depreciation and amortization	20,226	19,858	60,225	58,781
Total costs and expenses	105,620	98,513	301,081	285,038

Income from operations before interest and income taxes	47,340	54,950	118,336	136,020

Interest expense, net	20,097	20,245	58,186	59,413
Income before income taxes	27,243	34,705	60,150	76,607

Provision for income taxes	10,625	13,535	23,459	26,853

Net income	$16,618	$21,170	$36,691	$49,754

Net income per common share:
Basic	$0.17	$0.23	$0.39	$0.53
Diluted	$0.17	$0.22	$0.38	$0.51

Weighted average shares:
Basic	95,437	93,784	94,498	93,631
Effect of dilutive options	2,463	2,354	1,644	3,077
Diluted	97,900	96,138	96,142	96,708

See notes to the unaudited condensed consolidated financial statements

EXTENDED STAY AMERICA, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2003	September 30, 2002

Cash flows from operating activities:
Net income	$36,691	$49,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,225	58,781
Amortization of deferred loan costs included in interest expense	3,398	3,128
Deferred income taxes	17,369	16,077
Changes in operating assets and liabilities	15,705	23,064
Net cash provided by operating activities	133,388	150,804
Cash flows (used in) investing activities:
Additions to property and equipment	(102,881)	(145,860)
Other assets	(85)	(7)
Net cash (used in) investing activities	(102,966)	(145,867)
Cash flows from (used in) financing activities:
Proceeds from exercise of Company stock options	23,062	5,646
Proceeds from long-term debt	20,000	100,000
Principal payments on long-term debt	(48,874)	(87,874)
Additions to deferred loan costs	(2,330)	(1,281)
Net cash (used in) provided by financing activities	(8,142)	16,491
Increase in cash and cash equivalents	22,280	21,428
Cash and cash equivalents at beginning of period	6,583	11,027
Cash and cash equivalents at end of period	$28,863	$32,455

Noncash investing and financing transactions:
Capitalized or deferred items included in accounts payable and accrued liabilities	$11,729	$13,547

Supplemental cash flow disclosures:
Cash paid for:
Income taxes, net of refunds	$1,479	$(158)
Interest expense, net of amounts capitalized	$52,088	$54,357

See notes to the unaudited condensed consolidated financial statements

EXTENDED STAY AMERICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The computation of diluted earnings per share for the three months ended September 30, 2003 and 2002, does not include approximately 2.5 million and 2.8 million, respectively, weighted average shares, and for the nine months ended September 30, 2003 and 2002 does not include approximately 6.7 million and 2.4 million, respectively, weighted average shares of common stock represented by outstanding options because the exercise price of the options for the periods was greater than the average market price of common stock during the period.

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

Stock Option Plans

At September 30, 2003, we had six stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  We incurred approximately $122,000, net of tax, in non-cash charges associated with the valuation of stock options for terminated employees during the nine months ended September 30, 2003.  No other stock-based employee compensation cost is reflected in net income.  The following table illustrates the effect on net income and earnings per share for the three-month and nine-month periods ended September 30, 2003, and 2002 as if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation,” to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$16,618	$21,170	$36,691	$49,754
Stock – based employee compensation expense included in reported net income, net of related tax effects			122
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,956)	(2,414)	(5,987)	(7,317)
Pro forma net income	$14,662	$18,756	$30,826	$42,437

Earnings per share:
Basic - as reported	$0.17	$0.23	$0.39	$0.53
Basic - pro forma	$0.15	$0.20	$0.33	$0.45
Diluted - as reported	$0.17	$0.22	$0.38	$0.51
Diluted - pro forma	$0.15	$0.20	$0.32	$0.44

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements.  To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both.  Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after December 15, 2003.  The adoption of this interpretation will not have a material effect on our financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003.  SFAS No. 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The adoption of this statement did not have a material effect on our financial statements.

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

Related Party Transactions

The Chairman of our Board of Directors serves as a director of a company to which we sublease office space.  Effective June 1, 2003, the sublease was amended to extend the sublease term past its original termination date of December 2004 and to adjust the monthly rent from $52,157 as follows:

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

On December 17, 2001, the company to which we sublease this office space filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  We have continued to receive rent payments under the sublease, and the company has not repudiated the sublease.  The Bankruptcy Court approved the amendment to the sublease described above.  On June 13, 2003, the company announced it had emerged from Chapter 11 bankruptcy protection.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	(000’s Omitted)
	September 30, 2003	December 31, 2002

Operating Facilities:
Land and improvements	$675,113	$646,189
Buildings and improvements	1,729,225	1,658,888
Furniture, fixtures, equipment and supplies	317,077	306,506
Total Operating Facilities	2,721,415	2,611,583
Offices:
Land and improvements	1,464	—
Buildings and improvements	15,353	—
Furniture, fixtures, equipment and supplies	8,831	7,283
Total Offices	25,648	7,283
Facilities under development, including land and improvements	69,057	101,410
	2,816,120	2,720,276
Less: Accumulated depreciation	(407,478)	(347,337)
Total property and equipment	$2,408,642	$2,372,939

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

The table below provides a summary of our selected development and operational results for the three months and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Total Facilities Open (at period end)	470	451	470	451
Total Facilities Opened	7	2	15	20
Average Occupancy Rate	71%	74%	66%	71%
Average Weekly Room Rate	$328	$325	$326	$319

Average occupancy rates are determined by dividing the number of rooms occupied on a daily basis by the total number of rooms.  Average weekly room rates are determined by dividing room revenue by the number of rooms occupied on a daily basis for the applicable period and multiplying by seven.  The average weekly room rates generally will be greater than standard room rates because of (1) stays of less than one week, which are charged at a higher nightly rate, (2) higher weekly rates for rooms that are larger than the standard rooms, and (3) additional charges for more than one person per room.  Occupancy and room rates for each of our brands are affected by a number of factors, including the impact of the U.S. economy on demand for lodging products, the amount of competing lodging products in markets where we operate and the number and geographic location of our new facilities.  We cannot assure you that we can maintain our occupancy and room rates.

At September 30, 2003, we had 470 operating facilities (39 Crossland, 336 EXTENDED STAY, and 95 StudioPLUS) and had 6 EXTENDED STAY facilities under construction.  We expect to complete the construction of the facilities currently under construction generally within the next twelve months; however, we cannot assure you that we will complete construction within the time periods we have historically experienced.  Our ability to complete construction may be materially impacted by various factors including final permitting, obtaining certificates of occupancy, and weather-induced construction delays.

Results of Operations

For the Three Months Ended September 30, 2003 and 2002

Property Operations

The following is a summary of the number of properties in operation at the end of each period along with the related average occupancy rates and average weekly room rates during each period:

	For the Three Months Ended
	September 30, 2003			September 30, 2002
	Facilities Open	Average Occupancy Rate	Average Weekly Room Rate	Facilities Open	Average Occupancy Rate	Average Weekly Room Rate
Crossland	39	71%	$224	39	73%	$222
EXTENDED STAY	336	71	341	317	74	338
StudioPLUS	95	69	332	95	74	332
Total	470	71%	$328	451	74%	$325

We realized an overall decrease of 3.8% in REVPAR (revenue per available room) for the third quarter of 2003 as compared to the third quarter of 2002.  The decrease in overall average occupancy rates for the third quarter of 2003 compared to the third quarter of 2002 reflects, primarily, the impact of a general decline in demand for lodging products as a result of the weakened U.S. economy.  The increase in overall average weekly room rates for the third quarter of 2003 compared to the third quarter of 2002 is due to increases in rates charged in previously opened properties and, for the EXTENDED STAY brand, the geographic dispersion of properties opened since September 30, 2002 and the higher standard weekly rates in certain of these markets. In addition, the higher overall average weekly room rate for the EXTENDED STAY brand, relative to the StudioPLUS brand, reflects a larger concentration for the EXTENDED STAY brand in higher cost markets with generally higher standard weekly rates.

Comparable hotels, consisting of the 389 properties opened for at least one year at the beginning of the first quarter of 2002 (excluding three EXTENDED STAY properties located in Salt Lake City, Utah that were impacted by one-time rental contracts during the 2002 Winter Olympics, the “Olympic Properties”), realized the following percentage changes in the components of REVPAR for the third quarter of 2003 as compared with the third quarter of 2002:

	Crossland	EXTENDED STAY	StudioPLUS	Total
Number of Comparable Hotels	39	257	93	389
Change in Occupancy	(3.2)%	(4.6)%	(6.4)%	(4.7)%
Change in Average Weekly Rate	1.0%	0.2%	0.2%	0.2%
Change in REVPAR	(2.2)%	(4.3)%	(6.2)%	(4.5)%

We believe that the percentage changes in the components of REVPAR for our brands differ primarily as a result of  the number and geographic dispersion of the comparable hotels.

We recognized total revenue of $153.0 million for the third quarter of 2003 and $153.5 million for the third quarter of 2002.  This is a decrease of $500,000, or less than one percent.  Properties that we owned and operated throughout both periods (comprised of the 449 properties in operation at June 30, 2002) experienced an aggregate decrease in revenue of approximately $6.2 million.  This was partially offset by approximately $5.7 million of incremental revenue attributed to properties opened after June 30, 2002.

Property operating expenses, consisting of all expenses directly allocable to the operation of our facilities but excluding any allocation of corporate operating and property management expenses, depreciation, and interest were $72.1 million (47% of total revenue) for the third quarter of 2003, compared to $66.5 million (43% of total revenue) for the third quarter of 2002.  We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to REVPAR increases or decreases because the majority of these expenses do not vary based on REVPAR.  We realized an overall decrease of 3.8% in REVPAR for the third quarter of 2003 as compared to the third quarter of 2002, and our property operating margins were 53% for the third quarter of 2003 and 57% for the third quarter of 2002.

As a lodging facility ages, scheduled maintenance and replacement costs for that property generally increase. A significant portion of our operating facilities were opened during 1997-1998 when we opened 230 properties.  We capitalize major renewals and improvements but expense repairs, maintenance, and replacements as incurred.  Approximately one-half of the the decrease in the property operating margin percentage experienced in the third quarter of 2003 compared to the same period in 2002 is attributable to an increase in repairs, maintenance, and replacement charges.  We generally expect these expenses to increase as our properties continue to mature.

The provisions for depreciation and amortization for our lodging facilities were $19.9 million and $19.7 million  for the third quarter of 2003 and 2002, respectively.  These provisions were computed using the straight-line method over the estimated useful lives of the assets.  These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation.  Depreciation and amortization for the third quarter of 2003 increased as compared to the third quarter of 2002 because we operated 19 additional facilities in 2003 and because we operated for a full quarter the 2 properties that were opened in the third quarter of 2002.

Corporate Operations

Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. These expenses consist primarily of personnel, legal, and certain marketing costs, as well as development costs that are not directly related to a site that we will develop.  We incurred corporate operating and property management expenses of $13.3 million (9% of total revenue) in the third quarter of 2003 and $12.2 million (8% of total revenue) in the third quarter of 2002.  We generally expect these expenses to increase as we develop and operate additional facilities in the future.

Depreciation and amortization was $309,000 in the third quarter of 2003 and $178,000 for the comparable period in 2002.  These provisions were computed using the straight-line method over the estimated useful lives of the assets for assets not directly related to the operation of our facilities.  These assets primarily consist of the corporate headquarters building, office furniture, and equipment.

We realized $48,000 of interest income in the third quarter of 2003 and $191,000 in the third quarter of 2002.  This interest income was primarily attributable to the temporary investment of funds from operations as well as funds drawn under our credit facilities.  We incurred interest charges of $21.2 million during the third quarter of 2003 and $21.5 million during the third quarter of 2002.  Of these amounts, $1.0 million in the third quarter of 2003 and $1.2 million in the third quarter of 2002 were capitalized and included in the cost of buildings and improvements.

We recognized income tax expense of $10.6 million and $13.5 million (39% of income before income taxes in each period) for the third quarter of 2003 and 2002, respectively.  Our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes.

For the Nine Months Ended September 30, 2003 and 2002

Property Operations

Operating results for the nine months ended September 30, 2002 include the impact of one-time rental contracts during the 2002 Winter Olympics at the Olympic Properties.  We estimate that these contracts generated additional non-recurring net income of approximately $1.2 million, or $0.01 per diluted share for that nine-month period.

We realized average occupancies of 66% and average weekly room rates of $326 for the nine-month period ended September 30, 2003, and, including the Olympic Properties, we realized average occupancies of 71% and average weekly room rates of $319 for the nine-month period ended September 30, 2002.  This resulted in a decrease of 4.1% in overall REVPAR for the period when compared to the same period last year.

Excluding the Olympic Properties, the following is a summary of the number of properties in operation at the end of each period along with the related average occupancy rates and average weekly room rates during each period:

	For the Nine Months Ended
	September 30, 2003			September 30, 2002
	Facilities Open	Average Occupancy Rate	Average Weekly Room Rate	Facilities Open	Average Occupancy Rate	Average Weekly Room Rate
Crossland	39	67%	$223	39	71%	$220
EXTENDED STAY	333	67	339	314	71	330
StudioPLUS	95	65	333	95	70	329
Total	467	67%	$326	448	71%	$318

Excluding the Olympic Properties, we realized an overall decrease of 3.6% in REVPAR for the nine months ended September 30, 2003 as compared to the same period of 2002.  The decrease in overall average occupancy rates for the nine months ended September 30, 2003 compared to the same period of 2002 reflects, primarily, the impact of a general decline in demand for lodging products as a result of the weakened U.S. economy and the war in Iraq. The increase in overall average weekly room rates for the nine months ended September 30, 2003 compared to the same period of 2002 is due to increases in rates charged in previously opened properties and, for the EXTENDED STAY brand, the geographic dispersion of properties opened since September 30, 2002 and the higher standard weekly rates in certain of these markets. In addition, the higher overall average weekly room rate for the EXTENDED STAY brand, relative to the StudioPLUS brand, reflects a larger concentration for the EXTENDED STAY brand in higher cost markets with generally higher standard weekly rates.

Comparable hotels, consisting of the 389 properties opened for at least one year at the beginning of the first quarter of 2002 (excluding the Olympic Properties), realized the following percentage changes in the components of REVPAR for the nine months ended September 30, 2003 as compared with the same period of 2002:

	Crossland	EXTENDED STAY	StudioPLUS	Total
Number of Comparable Hotels	39	257	93	389
Change in Occupancy	(5.5)%	(6.7)%	(6.8)%	(6.6)%
Change in Average Weekly Rate	1.0%	2.0%	1.1%	1.7%
Change in REVPAR	(4.5)%	(4.9)%	(5.7)%	(5.0)%

We believe that the percentage changes in the components of REVPAR for our brands differ primarily as a result of  the number and geographic dispersion of the comparable hotels.

The percentage changes in the components of REVPAR for comparable hotels experienced in the nine months ended September 30, 2003 reflect a decrease in REVPAR of 4.9% in the first quarter of 2003, a decrease in REVPAR of 5.7% in the second quarter of 2003, and a decrease in REVPAR of 4.5% in the third quarter of 2003 when compared to the same periods in 2002.

We recognized total revenue of $419.4 million for the nine months ended September 30, 2003 and $421.1 million for the nine months ended September 30, 2002.  This is a decrease of $1.7 million, or less than one percent. Properties that we owned and operated throughout both periods (comprised of the 431 properties in operation at December 31, 2001) experienced an aggregate decrease in revenue of approximately $20.7 million (including incremental revenue at the Olympic Properties of approximately $2.0 million).  This was partially offset by approximately $19.0 million of incremental revenue attributed to properties opened after December 31, 2001.

Property operating expenses for the nine months ended September 30, 2003 were $203.2 million (48% of total revenue), compared to $189.9 million (45% of total revenue) for the nine months ended September 30, 2002.  We did not incur significant incremental property operating expenses at the Olympic Properties during the first quarter of 2002.  We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to REVPAR increases or decreases because the majority of these expenses do not vary based on REVPAR.  We realized an overall decrease of 4.1% in REVPAR for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.  Our property operating margins were 52% for the nine months ended September 30, 2003 and 55% for the nine months ended September 30, 2002.  Approximately one-half of the decrease in the property operating margin percentage experienced in the nine months ended September 30, 2003 compared to the same period in 2002 is attributable to an increase in repairs, maintenance, and replacement charges.

The provisions for depreciation and amortization for our lodging facilities were $59.5 million and $58.2 million for the nine-month periods ended September 30, 2003 and 2002, respectively.  Depreciation and amortization for the nine months ended September 30, 2003 increased as compared to the same period of 2002 because we operated 19 additional facilities in 2003 and because we operated for a full nine months the 20 properties that were opened in the first nine months of 2002.

Corporate Operations

We incurred corporate operating and property management expenses of $37.6 million (9% of total revenue) in the nine months ended September 30, 2003 and $36.4 million (9% of total revenue) in the nine months ended September 30, 2002.

Depreciation and amortization for assets not directly related to the operation of our facilities was $695,000 in the nine months ended September 30, 2003 and $568,000 for the same period in 2002.

We realized $148,000 of interest income in the nine months ended September 30, 2003 and $552,000 in the nine months ended September 30, 2002.  This interest income was primarily attributable to the temporary investment of funds from operations as well as funds drawn under our credit facilities.  We incurred interest charges of $62.2 million in the nine months ended September 30, 2003 and $64.1 million in the nine months ended September 30, 2002.  Of these amounts, $3.8 million in the nine months ended September 30, 2003 and $4.2 million in the nine months ended September 30, 2002 were capitalized and included in the cost of buildings and improvements.

Our effective income tax rate for 2002 decreased from 40% to 39%, reflecting a reduction in estimated state income taxes resulting from state tax planning and credits.  Accordingly, the provision for income taxes in the first quarter of 2002 reflected a reduction in expense of approximately $3.0 million associated with adjusting our deferred tax assets and liabilities to reflect the lower rate.  The $3.0 million reduction in tax expense and the decrease in our effective rate during 2002 resulted in the recognition of income tax expense of $23.5 million and $26.9 million (39% and 35%, respectively, of income before income taxes) for the nine-month periods ended September 30, 2003 and 2002, respectively. Excluding the impact of our effective income tax rate decrease, our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes.

Liquidity and Capital Resources

We had net cash and cash equivalents of $28.9 million as of September 30, 2003 and $6.6 million as of December 31, 2002. We had approximately $25.7 million and $5.6 million invested in short-term money market depository accounts at September 30, 2003 and December 31, 2002, respectively. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.  During these periods, we also deposited excess funds in an overnight sweep account with a commercial bank, which in turn invested these funds in short-term, interest-bearing reverse repurchase agreements.  Due to the short-term nature of these investments, we did not take possession of the securities, which were instead held by the financial institutions.  The market value of the securities held pursuant to these arrangements approximates the carrying amount.

Our operating activities generated cash of $133.4 million during the nine months ended September 30, 2003 and $150.8 million during the nine months ended September 30, 2002.

We used $102.9 million to acquire land and develop and furnish a total of 21 sites opened or under construction in the nine months ended September 30, 2003, and we used $145.9 million for 35 sites in the nine months ended September 30, 2002.

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

We incur costs relating to each of our sites prior to the time we actually acquire the property.  These pre-acquisition costs relate primarily to qualification of the site and include legal and environmental expenses and costs pertaining to our development professionals.  These costs also include options to purchase the parcels of real estate, which we may forfeit under certain circumstances.  When it is probable that we will acquire the site, we capitalize these pre-acquisition costs.  In the event we do not acquire one of these sites, the costs associated with that site are charged to corporate operating expenses.  At September 30, 2003, we had approximately $16.4 million of pre-acquisition costs and approximately $3.8 million of option purchase costs included in facilities under development in Property and Equipment.

We received net proceeds from the exercise of options to purchase common stock totaling $23.1 million in the nine months ended September 30, 2003 and $5.6 million in the nine months ended September 30, 2002.

In addition to our $200 million 9.15% Senior Subordinated Notes due 2008 and our $300 million 9.875% Senior Subordinated Notes due 2011, we have a $900 million credit facility (the “Credit Facility”), which provides for revolving loans and term loans on a senior collateralized basis.  Loans under the Credit Facility bear interest, at our option, at either a prime-based rate or a LIBOR-based rate, plus an applicable margin. At September 30, 2003 we had no outstanding loans under the $200 million revolving facility and $636.4 million, net of principal repayments, outstanding under the term loans, leaving $200 million available and committed under the Credit Facility.  Availability of the revolving facility is dependent upon us satisfying certain financial ratios of debt and interest compared to earnings before interest, taxes, depreciation, and amortization, with these amounts being calculated pursuant to definitions contained in the Credit Facility documents, as amended.

Effective July 1, 2003, the Credit Facility was amended to provide additional flexibility for future development as well as flexibility in response to continued economic uncertainty.  The amendment established a total leverage covenant (defined as the ratio of our consolidated debt to our consolidated EBITDA, each as defined in the Credit Facility documents) of 5.50 for the period from July 1, 2003 to June 30, 2005, 5.25 for the period from July 1, 2005 to June 30, 2006, and 5.00 from July 1, 2006 and thereafter. The existing pricing grid pertaining to outstanding loans on the $200 million revolving facility and $200 million in term loans was amended to provide for an additional 0.25% of interest if total leverage is greater than or equal to 5.00. In addition, the amendment provided for a fixed margin of 3.75% over LIBOR on $500 million in term loans. The amendment limited capital expenditures to $65 million in the six months ending December 31, 2003, $175 million in 2004, $200 million in 2005, and $250 million in each of 2006 and 2007, with a provision permitting up to $25 million of unused capital expenditures to be carried forward to the following period. The amendment also permits us to pay $20 million in cash dividends annually and to repurchase up to $35 million of our common stock.

We had  $1.5 million in outstanding letters of credit as of September 30, 2003 and December 31, 2002.  These letters of credit are being maintained as security for construction related performance and will expire between December 2003 and October 2006.  If required, use of the letters of credit would draw against the revolving facility.

Our primary market risk exposures result from the variable nature of the interest rates on borrowings under the Credit Facility. We entered into the Credit Facility for purposes other than trading or speculation. Based on the levels of borrowings under the Credit Facility at September 30, 2003, if interest rates changed by 1.0%, our annual cash flow and net income would change by $3.9 million.  We manage our market risk exposures by periodic evaluation of these exposures relative to the costs of reducing the exposures, by entering into interest rate swaps, or by refinancing the underlying obligations with longer term fixed rate debt obligations.  We do not own derivative financial instruments or derivative commodity instruments.

In connection with the Credit Facility, the 9.15% Senior Subordinated Notes, and the 9.875% Senior Subordinated Notes, we incurred additions to deferred loan costs of approximately $2.3 million during the nine months ended September 30, 2003 and approximately $1.3 million during the nine months ended September 30, 2002.

At September 30, 2003, we had 6 sites under construction with total development costs of approximately $58 million and had acquired two parcels of real estate for future development.  We currently plan to complete construction on 5 of those sites in 2003.  At this time, we believe we will be successful in obtaining extensions on a majority of the 26 sites for which we had purchase options at September 30, 2003, if needed.  We will continue to seek the necessary approvals and permits for these sites and for additional sites, and may acquire additional parcels of real estate for future development.  Construction will commence as soon as possible within the constraints of our amended Credit Facility and contingent upon a number of factors, including improvements in the overall U.S. economy, improvements in demand for lodging products in the overall lodging industry, and improvements in demand for our extended stay lodging products.  We intend to commence construction, during the fourth quarter of 2003, on 9 to 10 sites, which we expect to have total development costs of approximately $80 million.

At September 30, 2003 we had commitments under cancelable construction contracts not reflected in our financial statements totaling approximately $23 million to complete construction of extended stay properties.  We believe that the remaining availability under the Credit Facility, together with cash on hand and cash flows from operations, will provide sufficient funds to continue our expansion as presently planned and to fund our operating expenses, including our working capital deficit, for the next twelve months. We may increase our capital expenditures and property openings in future periods, in which case our capital needs will increase. We may also need additional capital depending on a number of factors, including the number of properties we construct or acquire, the timing of that development, the cash flow generated by our properties, the amount of cash dividends we may pay on our common stock, and the amount of any open market repurchases we make of our common stock. Also, if capital markets provide favorable opportunities, our plans or assumptions change or prove to be inaccurate, our existing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions, we may seek additional capital sooner than currently anticipated.  In the event we obtain additional capital, we may seek to increase property openings in future periods.  Sources of capital may include public or private debt or equity financing.  We cannot assure you that we will be able to obtain additional financing on acceptable terms, if at all.  Our failure to raise additional capital could result in the delay or abandonment of some or all of our development and expansion plans, and could have a material adverse effect on us.

New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities, and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after December 15, 2003. The adoption of this interpretation will not have a material effect on our financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003.  SFAS No. 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The adoption of this statement did not have a material effect on our financial statements.

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

Seasonality and Inflation

Based upon the operating history of our facilities, we believe that extended stay lodging facilities are not as seasonal in nature as those in the overall lodging industry.  We do expect, however, that our occupancy rates and revenues will be lower than average during the first and fourth quarters of each calendar year.  Because many of our expenses do not fluctuate with changes in occupancy rates, declines in occupancy rates may cause fluctuations or decreases in our quarterly earnings.

The rate of inflation, as measured by changes in the average consumer price index, has not had a material effect on our revenue or operating results during any of the periods presented.  We cannot assure you, however, that inflation will not affect our future operating or construction costs.

Special Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  We use the terms “expects”, “intends”, “plans”, “projects”, “believes”, “estimates”, and similar expressions to identify these forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  However, these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause our actual results, performance, or achievements to be materially different.  These factors include, among other things:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As of September 30, 2003, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports filed under the Exchange Act.  In addition, since our evaluation there have been no significant changes in our internal controls or in other factors that could significantly affect those controls.

PART II

OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                  Reports on Form 8-K

On October 29, 2003, the Company filed a report on Form 8-K announcing the declaration of a cash dividend of $0.04 per share payable on November 25, 2003, to stockholders of record on November 10, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2003.

EXTENDED STAY AMERICA, INC.

/s/ GREGORY R. MOXLEY
Gregory R. Moxley
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial Officer)

/s/ PATRICIA K. TATHAM
Patricia K. Tatham
Vice President – Corporate Controller
(Principal Accounting Officer)