Form 10-K
period 2003-12-31
EXTENDED STAY AMERICA INC
filed 2004-03-15
CIK 1002579

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-13125

EXTENDED STAY AMERICA, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3996573 (I.R.S. Employer Identification Number)
100 Dunbar Street Spartanburg, SC (Address of Principal Executive Offices)	29306 (Zip Code)
Registrant's telephone number, including area code: (864) 573-1600
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Exchange On Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange
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

        The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $1,085,760,520 at June 30, 2003 (based on the closing sale price on the New York Stock Exchange, Inc. ("NYSE") on June 30, 2003). At March 3, 2004 the registrant had issued and outstanding an aggregate of 98,076,797 shares of common stock.

PART I

ITEM 1.    BUSINESS

Our Company

        We develop, own, and operate extended stay lodging facilities that provide an affordable and attractive lodging alternative at a variety of price points for value-conscious guests. Our facilities are designed to offer a superior product at lower rates than most other lodging providers within their respective price segments. Our facilities feature fully furnished rooms that are generally rented on a weekly basis to guests such as business travelers, professionals on temporary work assignment, persons between domestic situations, and persons relocating or purchasing a home. We had revenue of $549.7 million in 2003, an increase of less than 1% from $547.9 million in 2002.

        We believe that extended stay properties generally have higher operating margins, lower occupancy break-even thresholds, and higher returns on capital than traditional hotels, primarily as a result of the typically longer length of stay, lower guest turnover, and lower operating expenses. Of the 4.4 million rooms available in the lodging industry at December 31, 2003, extended stay hotel chains had only approximately 223,000 rooms. Of these 223,000 total extended stay rooms, approximately 134,000 rooms operated in the lower tier segment of the extended stay market, a segment defined by weekly room rates generally below $500 and the segment in which we operate. We had approximately 50,000 rooms (or about 37% of the lower tier segment) at the end of 2003. We believe that strong growth opportunities exist in the lower tier segment of the extended stay market.

        As of December 31, 2003, we owned and operated 472 extended stay lodging facilities and had 11 facilities under construction in a total of 42 states. We currently plan to complete construction on those 11 sites in 2004 and to commence construction on 18 additional sites. We expect to incur total development costs in 2004 of approximately $155 million. At this time, we believe we will be successful in obtaining extensions on a majority of the 22 sites we have under option at December 31, 2003, if needed. We will continue to seek the necessary approvals and permits for these sites and for additional sites. Our future construction plans are limited by the constraints of our amended credit agreement, and are contingent upon a number of factors, including improvements in the overall U.S. economy, improvements in demand for lodging products in the overall lodging industry, and improvements in demand for our extended stay lodging products. Additionally, we continue to evaluate opportunistic acquisitions of other lodging companies or facilities. Our future development and growth plans may also be modified as a result of the Agreement and Plan of Merger entered into on March 5, 2004 with affiliates of The Blackstone Group, as discussed more fully below, and as such, the classification and valuation of certain assets may be modified.

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

Our Strategy

        Our objective is to be the leading national provider of company owned and managed extended stay lodging facilities. Our goal is to maximize value to customers by providing a superior, consistent, and well-maintained product at each price point while maintaining high operating margins. We attempt to achieve this goal through the following strategies:

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

        Provide a Superior Product at a Lower Price.    We have designed our facilities to offer a superior product at lower rates than most other lodging providers within their respective price segments. Each of our brands is targeted to a different price point: StudioPLUS—median rate $289 per week (daily equivalent—$41); EXTENDED STAY—median rate $279 per week (daily equivalent—$40); and Crossland—median rate $179 per week (daily equivalent—$26). Room rates at our facilities vary significantly depending upon market factors affecting their locations. These rates contrast with average daily rates in 2003 of $68, $53, and $43 for the mid-price, economy, and budget segments, respectively, of the general lodging industry.

        Achieve Operating Efficiencies.    We believe that the design and price level of our facilities attract guest stays of several weeks. This creates a more stable revenue stream which, together with low cost amenities, leads to reduced administrative and operational costs and higher operating margins. We also use sophisticated control and information systems to manage individual facility-specific factors such as pricing, payroll, and occupancy levels, on a company-wide basis.

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

        Targeted Expansion.    We continue to expand nationally into regions of the country that contain the demographic factors we think are necessary to support one or more of our facilities. We target sites in markets that generally have high barriers to entry and a large and/or growing population in the surrounding area with a large employment base. These sites also generally have good visibility from a major traffic artery and are in close proximity to convenience stores, restaurants, and shopping centers.

Industry Overview

  Traditional Lodging Industry

        The U.S. lodging industry is estimated to have generated approximately $79.4 billion in annual room revenues in 2003 and had approximately 4.4 million rooms at the end of 2003. The U.S. lodging industry's performance has historically been strongly correlated to economic activity. Room supply and demand historically have been sensitive to shifts in economic growth, which has resulted in cyclical changes in average daily room and occupancy rates.

        The following table indicates the annual growth in revenue per available room ("REVPAR") and available room nights for 1996 through 2003 for the lodging industry based on data provided by Smith Travel Research.

	1996	1997	1998	1999	2000	2001	2002	2003
Annual Growth in:
REVPAR	6.2%	4.8%	3.4%	3.0%	6.3%	(6.9%)	(2.7%)	0.2%
Available Room Nights	2.4%	3.5%	3.9%	3.8%	2.8%	2.3%	1.6%	1.3%
Available Room Nights (millions)	30.9	46.1	54.4	54.8	41.9	35.8	25.2	20.2

        Overbuilding in the lodging industry in the mid and late 1980s, when approximately 500,000 rooms were added, resulted in an oversupply of rooms. We believe this oversupply and the general downturn in the economy led to depressed industry performance and a lack of capital available to the industry in the late 1980s and early 1990s. From the early 1990s through 2000, we believe that the lodging industry benefited from an improved supply and demand balance, as evidenced by the compound annual growth rate of 4.9% in REVPAR from 1994 through 2000. REVPARs declined in 2001 and 2002 by (6.9%) and (2.7%), respectively. During 2001, 2002, and 2003, REVPAR was negatively impacted by a recession in the U.S. economy and the adverse effect on travel of the events of September 11, 2001, subsequent terrorism alerts, and the war in Iraq. As a result of continuing concerns about the U.S. economy, the impact of further terrorist events on the travel and leisure industries, and the sustained tightening of credit standards by many financial institutions, we expect the rate of growth of new rooms to continue to moderate for the next few years.

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

        The lodging industry may also be segmented by price level and is generally divided into categories based on average daily room rates, which in 2003 were $43 for budget, $53 for economy, $68 for mid-price, $92 for upscale, and $138 for luxury.

        The all-suite segment of the lodging industry is a relatively new segment. It is principally oriented toward business travelers in the mid-price to upscale price levels. All-suite hotels were developed partially in response to the increasing number of corporate relocations, transfers, and temporary assignments and the need of business travelers for more than just a room. To address those needs, all-suite hotels began to offer suites with additional space and, in some cases, an efficiency kitchen. In addition, guests staying for extended periods of time were offered discounts to daily rates when they paid on a weekly or monthly basis. We believe the extended stay market in which we participate is a distinct segment of the traditional lodging industry similar to the all-suite segment.

  Extended Stay Market

        We believe that extended stay hotels generally have higher operating margins, lower occupancy break-even thresholds, and higher returns on capital than traditional hotels. This is primarily a result of the typically longer length of stay, lower guest turnover, and lower operating expenses. Of the 3.7 million rooms available in the lodging industry in 1996, extended stay hotel chains had approximately 60,000 rooms. For 2003, there were 4.4 million rooms available in the lodging industry, of which approximately 223,000 rooms were at extended stay hotel chains. Of these extended stay rooms, approximately 134,000 rooms operated in the lower tier (less than $500 per week) segment of the extended stay market.

        As of December 31, 2003, the inventory of dedicated extended stay rooms, based on data provided by Smith Travel Research, for the following extended stay hotel chains totaled approximately 223,000 rooms.

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

        An upscale extended stay room generally has a weekly rate of $500 or more, while a lower tier room generally has a weekly rate of less than $500. Our weekly room rates are generally less than $500. Approximately 60% of the supply of extended stay rooms were in the lower tier segment, and we owned approximately 37% of the rooms operated in this segment. The following table indicates the approximate number of total rooms for the extended stay chains listed above, the total rooms for the upscale chains, the total rooms for the lower tier chains, and the total rooms owned by us at the end of each of the last five years.

	1999	2000	2001	2002	2003
Total extended stay rooms available	140,000	168,000	188,000	205,000	223,000
Upscale extended stay rooms	51,000	61,000	69,000	77,000	89,000
Lower tier extended stay rooms	89,000	108,000	119,000	127,000	134,000
Extended stay rooms owned by us	38,000	42,000	46,000	48,000	50,000

        As a segment of the total U.S. lodging industry, extended stay hotel chains experienced a significant contraction in the availability of capital that began during 1998 and has continued through 2003. As a result, we expect that the growth in available dedicated extended stay rooms will continue to be moderate for the next few years.

        We believe the continuing significant demand/supply imbalance and the longer average length of stay have caused occupancy rates for extended stay hotels to exceed occupancy rates in the overall U.S. lodging industry. The table below shows that average occupancy rates for extended stay hotel chains have exceeded the average occupancy rates in the overall U.S. lodging industry for each of the previous five years, based on data provided by Smith Travel Research.

	Year Ended December 31,
	1999	2000	2001	2002	2003
Average Occupancy Rates:
Lower tier extended stay hotel chains	69.5%	74.4%	69.9%	66.4%	64.4%
Extended stay hotel chains	72.0%	75.2%	70.7%	68.6%	67.5%
All U.S. Lodging Industry	62.8%	63.2%	59.6%	59.0%	59.2%

        We believe the increase in occupancy rates for extended stay hotel chains in 2000 reflects the moderation of additional supply during the year as well as the stabilization of existing supply. We believe that the overall decline in occupancies in 2001 and 2002 reflect the impact of the recession in the U.S. economy and the impact of terrorist events.

Property Development

        Our goal is to be the leading provider of company owned and managed extended stay facilities in the United States. We expect that our primary means of expansion will be the construction and development of new extended stay lodging facilities. We have also acquired, and we may make additional acquisitions of, existing extended stay lodging facilities or other properties that we can convert to the extended stay concept.

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

        We have approximately 10 real estate professionals and approximately 22 construction professionals who perform site selection, entitlement, and construction activities according to our established criteria and procedures from offices throughout the United States. It generally takes us at least twenty-four months to identify a site and complete construction of a facility, but this process may be substantially longer in certain markets. We try to minimize our capital outlays incurred in this process until after the commencement of construction.

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

        Our development status as of December 31, 2003 was as follows:

	StudioPLUS		EXTENDED STAY		Crossland		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
Operating	95	7,675	338	37,498	39	5,067	472	50,240
Under Construction	0	0	11	1,155	0	0	11	1,155

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

	Average Number Of Rooms	Average Living Space Per Room (Ft.2)
StudioPLUS	80	425
EXTENDED STAY	110	300
Crossland	120	225

        The actual number of rooms and living space per room may vary significantly depending on location and date of construction. In addition, each facility may include certain non-standard room types.

Property Operations

        Each of our facilities employs a property manager who is responsible for the operations of that particular property. The property manager shares duties with and oversees a staff typically consisting of an assistant manager, desk clerks, maintenance personnel, and a housekeeping/laundry staff of approximately 2-10 persons (many of whom are part-time employees). The office at each of our facilities is generally open daily as follows: Crossland—from 7:00 a.m. to 11:00 p.m.; EXTENDED STAY—from 7:00 a.m. to 11:00 p.m.; and StudioPLUS—from 7:00 a.m. to 11:00 p.m., although an employee normally is on duty at all facilities twenty-four hours a day to respond to guests' needs.

        Our property managers make the majority of daily operational decisions. Each property manager is supervised by one of our district managers, who typically is responsible for four to seven facilities, depending on geographic location. Our district managers oversee the performance of our property managers in such areas as guest service, property maintenance, payroll, and cost control. The district managers report to a regional director who is responsible for the supervision of 6 to 8 district managers. Each facility is evaluated against a detailed revenue and expense budget, as well as against the performance of our other facilities. Our corporate offices use sophisticated information systems to support the district managers and regional directors.

        Our facilities are kept up to date through a program of continued maintenance. We do not plan to renovate an entire facility at one time, but rather repair individual parts of each facility on an as needed and ongoing basis. We believe this most effectively ensures that our facilities remain modern and in good operating condition. Due to the large number of facilities we opened in certain years, the costs associated with our program of continued maintenance may vary significantly in certain years.

Marketing Strategy

        We believe that guests value a recognizable brand when selecting lodging accommodations. To date, we have created brand awareness primarily by increasing the number of our hotels through a rapid national development program, with sites that typically are in highly-visible locations. We have established a toll free reservation number (1-800-EXT-STAY) and a web site (www.extendedstay.com) to provide information about our locations and to reserve rooms. In addition, our website contains a "Road Warrior" rapid reservation utility for the convenience of our frequent guests. From 1999 through 2002, we conducted a national consumer advertising campaign in USA Today and a national direct mail campaign. Due to reduced occupancies experienced by the overall lodging industry and by our extended stay lodging products in recent quarters as a result of the impact of terrorist events, the war in Iraq, and weakness in the U.S. economy, we suspended both campaigns. However, we intend to conduct a national cable television advertising campaign beginning in the first quarter of 2004 and resume national direct mail campaigns in 2004. Additionally, we intend to utilize the internet more aggressively to generate reservations. We think that we can increase demand for our facilities by building awareness of both the extended stay concept as well as our various brands.

Lodging Facilities

        As of December 31, 2003, we had 472 extended stay lodging facilities in operation (95 StudioPLUS, 338 EXTENDED STAY, and 39 Crossland) and 11 EXTENDED STAY facilities under construction in a total of 42 states. The average age of our properties at December 31, 2003 was 64 months. The following table shows certain information regarding those facilities.

	Operating Properties		Under Construction
State	Facilities	Number of Rooms	Facilities	Number of Rooms
Alabama	6	557	—	—
Arizona	9	1,001	—	—
Arkansas	3	306	—	—
California	58	6,776	5	521
Colorado	10	1,183	—	—
Connecticut	3	299	—	—
Florida	31	3,108	—	—
Georgia	20	2,187	—	—
Idaho	1	107	—	—
Illinois	29	3,262	—	—
Indiana	10	879	—	—
Iowa	2	190	—	—
Kansas	3	251	—	—
Kentucky	9	798	—	—
Louisiana	7	792	—	—
Maine	1	92	—	—
Maryland	10	1,021	2	205
Massachusetts	6	578	—	—
Michigan	16	1,707	—	—
Minnesota	8	817	—	—
Mississippi	2	179	—	—
Missouri	12	1,297	—	—
Montana	2	208	—	—
Nebraska	1	86	—	—
Nevada	5	738	—	—
New Hampshire	1	101	—	—
New Jersey	14	1,566	—	—
New Mexico	3	351	—	—
New York	9	1,117	1	104
North Carolina	26	2,549	—	—
Ohio	24	2,237	—	—
Oklahoma	5	475	—	—
Oregon	4	482	—	—
Pennsylvania	12	1,289	—	—
Rhode Island	3	309	—	—
South Carolina	9	918	—	—
Tennessee	14	1,375	—	—
Texas	43	4,549	—	—
Utah	3	378	—	—
Virginia	14	1,436	3	325
Washington	19	2,161	—	—
Wisconsin	5	528	—	—

Total	472	50,240	11	1,155

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

        We expect that competition within the budget, economy, and mid-price segments of the extended stay lodging market will continue to increase. Although we expect the contraction of capital available to the lodging industry that began during 1998 and continued through 2003 to slow the rate of growth of new lodging products in general, we expect our existing competitors to continue to develop extended stay facilities to the extent that their capital permits, and we expect them to increase their development in the event that additional capital should become available in the future. Competitors may include new participants in the lodging industry generally and participants in other segments of the lodging industry that may enter the extended stay market. They may also include existing participants in the extended stay market that may increase their product offerings to include facilities in the budget, economy, or mid-price segments. Competition is for both quality locations to build new facilities and for guests to fill and pay for those facilities. A number of our competitors have greater financial resources than we do and better relationships with lenders and sellers, and may therefore be able to find and develop the best sites before we can. Also, we cannot assure you that our competitors will not reduce their rates, offer greater convenience, services, or amenities, or build new hotels in direct competition with our existing facilities, all of which could have a material adverse effect on our operations.

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

        We have obtained Phase I environmental site assessments ("Phase I Surveys") on our existing properties and we intend to obtain Phase I Surveys before we purchase any future properties. Phase I Surveys are intended to identify potential environmental contamination. A Phase I Survey generally includes a historical review of the relevant property, a review of certain public records, a preliminary investigation of the site and surrounding properties, and the preparation of a written report. A Phase I Survey generally does not include invasive procedures, such as soil sampling or ground water analysis.

        We have also obtained Phase II environmental site assessments ("Phase II Surveys") on a limited number of our existing properties. Phase II Surveys are intended to provide additional information on potential environmental contamination identified in a Phase I Survey. A Phase II Survey generally involves soil sampling and/or groundwater analysis.

        None of our Phase I or Phase II Surveys have revealed any environmental liability that we believe would have a material adverse effect on our business, assets, results of operations, or liquidity, and we are not aware of any such liability. With respect to environmental conditions existing at some of our properties, we have obtained a determination from the appropriate federal, state, or local agency that we will not be held liable for those conditions by that agency. This determination, however, does not preclude other agencies or private parties from bringing actions against us based upon those environmental conditions. In certain circumstances, we also have received an indemnification agreement from the previous owner of the property. Despite our customary precautionary and due diligence measures, it is possible that our Phase I and/or Phase II Surveys did not reveal all environmental liabilities or that there are material environmental liabilities or compliance problems of which we are not aware. Moreover, new or changed laws, ordinances, or regulations may impose material environmental liabilities. In addition, the environmental condition of our properties may also be affected by the condition of neighboring properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Governmental Regulation

        A number of states regulate the licensing of hotels by requiring registration, disclosure statements, and compliance with specific standards of conduct. We believe that each of our facilities has the necessary permits and approvals to operate its respective business, and we intend to continue to obtain these permits and approvals for our new facilities. We are also subject to laws governing our relationship with our employees, including minimum wage requirements, overtime, working conditions, and work permit requirements. An increase in the minimum wage rate, employee benefit costs, or other costs associated with employees could adversely affect our business. There are frequently proposals under consideration, at the federal and state level, to increase the minimum wage.

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

Employees

        At December 31, 2003, we employed approximately 7,600 persons, of which approximately 5,100 were part-time employees. We expect that we will increase the number of our employees as our business expands. Our employees are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is good.

Recent Developments—The Blackstone Merger Agreement

  General

        On March 5, 2004, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with affiliates of The Blackstone Group (collectively, "Blackstone"). Under the Merger Agreement, upon consummation of the merger we will merge with a subsidiary of Blackstone and survive the merger as a wholly owned subsidiary of Blackstone. Our Board of Directors unanimously approved the Merger Agreement at a special meeting on March 5, 2004. We expect to complete the merger during the second quarter 2004.

  Consideration

        The Merger Agreement provides that upon consummation of the merger, each share of our common stock will be converted into the right to receive $19.625, in cash. In addition, each holder of an option to purchase our common stock from us that is outstanding as of the effective time of the merger and that has an exercise price per share that is less than $19.625 will receive a cash payment equal to the product of (1) the difference between $19.625 and the applicable exercise price of the option and (2) the aggregate number of shares issuable upon exercise of the option.

  Conditions

        Consummation of the merger is subject to customary closing conditions and certain other conditions, including:

  •
  the approval of the Merger Agreement by the holders of a majority of our outstanding common shares;

  •
  the absence of certain severe market disruption events that would prevent Blackstone from obtaining the $2.662 billion in acquisition debt financing contemplated by the Merger Agreement; and

  •
  our receipt of tender and consent of at least 51% of each series of our outstanding 9.15% Senior Subordinated Notes due 2008 and 9.875% Senior Subordinated Notes due 2011, in connection with the related tender offers and consent solicitations for those securities.

  Termination

        Either Blackstone or we may terminate the Merger Agreement if the merger is not consummated on or before August 31, 2004. The Merger Agreement may also be terminated for a number of other reasons, including if our Board of Directors determines in good faith that its fiduciary duties require it to withdraw or modify its recommendation of the Merger Agreement to our stockholders for various reasons. In the event the Merger Agreement is terminated, we would be required to pay Blackstone up to $50,000,000 as a termination fee under certain circumstances, and Blackstone would be required to pay us $50,000,000 as a termination fee under certain other circumstances.

  Further Information

        For more details regarding the proposed merger, please refer to the copy of the Merger Agreement that we filed with the SEC on March 8, 2004 as Exhibit 99.1 to our Current Report on Form 8-K. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the Merger Agreement.

ITEM 2.    PROPERTIES

        In addition to our lodging facilities described in "Item 1. Business—Lodging Facilities" above, we maintain regional offices throughout the United States and our corporate headquarters in Spartanburg, SC. In 2003, we completed construction of our new corporate headquarters and executive offices, totaling approximately 118,000 square feet, located in Spartanburg, SC. Except for our corporate headquarters, we generally rent our office space on a short-term basis. Our offices are sufficient to meet our present needs, and we do not anticipate any difficulty in securing additional office space, as needed, on terms acceptable to us.

ITEM 3.    LEGAL PROCEEDINGS

        On August 5, 2002, one of our subsidiaries was served with a complaint against us and several of our subsidiaries in the Superior Court of California, County of Alameda. This action alleges violations of certain of California's wage and hour laws. In particular, the action alleges that we misclassified former and existing managers, assistant managers, and manager trainees for our properties in California as exempt from California's laws regarding overtime pay. In January 2004, the plaintiffs filed a motion to certify the lawsuit as a class action representing all such property managers in California. We will oppose the motion. The plaintiffs are seeking an injunction, and damages for back pay, penalties, interest, and attorneys' fees. The case is captioned Rachelle Reid, et al vs. Extended Stay America, Inc., etc., et al. We believe we have meritorious defenses against this claim and intend to defend this case vigorously. The financial impact, if any, of this case cannot yet be predicted.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

        Our common stock is traded on the New York Stock Exchange, Inc. (the "NYSE") under the symbol "ESA." On December 31, 2003, the last reported sale price of our common stock on the NYSE was $14.48 per share. At December 31, 2003, there were approximately 271 record holders of our common stock. The table below sets forth the high and low sales prices of shares of our common stock on the NYSE for the periods indicated.

Market Information

	Common Stock
	High	Low
Year Ended December 31, 2002:
1st Quarter	$18.20	$15.51
2nd Quarter	17.80	14.76
3rd Quarter	16.46	12.17
4th Quarter	15.01	10.90
Year Ended December 31, 2003:
1st Quarter	15.10	9.75
2nd Quarter	14.49	10.00
3rd Quarter	16.43	13.18
4th Quarter	16.38	13.58

        In October 2003, our Board of Directors declared our first quarterly cash dividend, of $0.04 per share of our common stock, which was paid in November 2003. A second quarterly dividend of $0.04 per share of our common stock was declared in January 2004 and paid in February 2004. Our dividend policy is impacted by, among other items, our operating results, cash flow, and the need to retain much of our cash for continued growth. In addition, our credit facility and senior subordinated notes contain limitations on our ability to pay cash dividends or repurchase our common stock that permit us to pay up to $20 million in cash dividends annually and to repurchase up to an aggregate of $35 million of our common stock during the term of our credit facility.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share and operating data)
Income Statement Data:
Revenue	$417,662	$518,033	$541,535	$547,910	$549,720
Property operating expenses	180,429	214,500	230,204	252,427	273,633
Corporate operating and property management expenses	42,032	44,433	47,479	48,833	51,238
Loss on debt extinguishment			9,854
Other charges (income)	(1,079)		9,019
Depreciation and amortization	60,198	66,269	72,141	78,815	80,433
Income from operations	136,082	192,831	172,838	167,835	144,416
Interest expense, net (1)	56,074	76,136	75,985	79,176	78,257
Provision for income taxes	32,004	46,678	38,740	31,554	25,803
Income before cumulative effect of accounting change	$47,225	$70,017	$58,113	$57,105	$40,356

Income before cumulative effect of accounting change per share:
Basic	$0.49	$0.73	$0.62	$0.61	$0.42

Diluted	$0.49	$0.72	$0.60	$0.59	$0.42

Weighted average shares outstanding:
Basic	96,254	95,372	94,170	93,689	95,161

Diluted	96,939	96,601	97,075	96,542	96,930

Operating Data:
Average occupancy rates (2)	74%	80%	74%	68%	65%
Average weekly rate	$292	$304	$320	$321	$325
Operating facilities (at period end)	362	392	431	455	472
Weighted average rooms available (3)	36,054	39,871	43,139	47,368	49,322
Rooms (at period end)	38,301	41,585	45,772	48,430	50,240
Facilities under construction (at period end)	23	19	20	20	11
Rooms under construction (at period end)	2,515	2,074	2,203	2,123	1,155
Other Financial Data:
Cash flows provided by (used in):
Operating activities (4)	$124,059	$169,978	$176,902	$164,039	$145,784
Investing activities	(320,095)	(248,648)	(311,950)	(193,430)	(127,405)
Financing activities	201,862	85,607	132,689	24,947	(8,937)
EBITDA (4)	196,280	259,100	254,833	246,650	224,849
Capital expenditures	320,181	248,475	311,888	193,341	127,450
Balance Sheet Data (at period end):
Cash and cash equivalents	$6,449	$13,386	$11,027	$6,583	$16,025
Total assets	1,927,249	2,121,602	2,371,871	2,458,720	2,511,962
Long-term debt	853,000	947,000	1,132,250	1,143,565	1,097,817
Stockholders' equity	915,590	982,633	1,007,783	1,073,168	1,148,818

(1)
Excludes interest of $10.2 million, $10.9 million, $10.4 million, $5.5 million, and $4.7 million for 1999, 2000, 2001, 2002, and 2003, respectively, capitalized during the construction of our facilities under Statement of Financial Accounting Standards ("SFAS") Statement No. 34 "Capitalization of Interest Cost."

(2)
Average occupancy rates are determined by dividing the rooms occupied on a daily basis by the total number of rooms. Due to our rapid expansion, our overall average occupancy rate for 1999 was negatively impacted by the lower occupancy typically experienced during the pre-stabilization period for newly opened facilities. Our overall occupancy rate for 2001, 2002, and 2003 was negatively impacted by a general decline in demand for lodging products as a result of the weakened U.S. economy and the impact on travel associated with the events of September 11, 2001, subsequent terrorism alerts, and the war in Iraq.

(3)
Weighted average rooms available is calculated by dividing total room nights available during the year by the number of days in the year.

(4)
EBITDA, as defined herein, represents earnings before cumulative effect of an accounting change, loss on debt extinguishment, interest, income taxes, depreciation, and amortization. EBITDA is provided because it is commonly used in the lodging and real estate industries as a measure of liquidity and as a means of determining the value of a company or cash producing properties. EBITDA is not a measurement of financial performance under generally accepted accounting principles and not necessarily comparable with similarly titled measures for other companies. EBITDA is reconciled to net cash provided by operating activities, the most comparable measure under generally accepted accounting principles, as follows (in thousands):

	Year Ended December 31,
	1999	2000	2001	2002	2003
Net cash provided by operating activities	$124,059	$169,978	$176,902	$164,039	$145,784
Interest expense, net	56,074	76,136	75,985	79,176	78,257
Provision for income taxes	32,004	46,678	38,740	31,554	25,803
Amortization of deferred loan costs included in interest expense	(3,859)	(4,825)	(4,546)	(4,201)	(4,618)
Change in deferred income taxes	(19,359)	(27,623)	(23,426)	(20,963)	(19,902)
Non-cash charges included in headquarters relocation costs			(2,106)
Changes in other operating assets and liabilities	7,361	(1,244)	(6,716)	(2,955)	(475)

EBITDA	$196,280	$259,100	$254,833	$246,650	$224,849

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

        The table below provides a summary of our selected development and operational results for 2001, 2002, and 2003.

	Year Ended December 31,
	2001	2002	2003
Total Facilities (at period end)	431	455	472
Total Facilities Opened (during the period)	39	24	17
Average Occupancy Rate	74%	68%	65%
Average Weekly Room Rate	$320	$321	$325

        Average occupancy rates are determined by dividing the number of rooms occupied on a daily basis by the total number of rooms. Average weekly room rates are determined by dividing room revenue by the number of rooms occupied on a daily basis for the applicable period and multiplying by seven. The average weekly room rates generally will be greater than standard room rates because of (1) stays of less than one week, which are charged at a higher nightly rate, (2) higher weekly rates for rooms that are larger than the standard rooms, and (3) additional charges for more than one person per room. Occupancy and room rates for each of our brands are affected by a number of factors, including the impact of the U.S. economy on demand for lodging products, the amount of competing lodging products in markets where we operate, and the number and geographic location of our new facilities. We cannot assure you that we can maintain our occupancy and room rates.

        At December 31, 2003, we had 472 operating facilities (39 Crossland, 338 EXTENDED STAY, and 95 StudioPLUS) and had 11 EXTENDED STAY facilities under construction. We expect to complete the construction of the facilities currently under construction generally within the next twelve months; however, we cannot assure you that we will complete construction within the time periods we have historically experienced. Our ability to complete construction may be materially impacted by various factors including final permitting, obtaining certificates of occupancy, and weather-related construction delays.

        On March 5, 2004, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with affiliates of The Blackstone Group (collectively, "Blackstone"). Under the Merger Agreement, upon consummation of the merger we will merge with a subsidiary of Blackstone and survive the merger as a wholly owned subsidiary of Blackstone. Our Board of Directors unanimously approved the Merger Agreement at a special meeting on March 5, 2004. We expect to complete the merger during the second quarter 2004.

Results of Operations

2003 Compared to 2002

  Property Operations

        Operating results for the year ended December 31, 2002 include the impact of one-time rental contracts during the 2002 Winter Olympics at three EXTENDED STAY properties located in Salt Lake City, Utah (the "Olympic Properties"). We estimate that these contracts generated additional non-recurring net income of approximately $1.2 million, or $0.01 per diluted share, for the year ended December 31, 2002.

        We realized average occupancy of 65% and an average weekly room rate of $325 for the year ended December 31, 2003, and, including the Olympic Properties, we realized average occupancies of 68% and average weekly room rates of $321 for the year ended December 31, 2002. This resulted in a decrease of 3.4% in overall REVPAR for 2003 when compared to 2002.

        Excluding the Olympic Properties, the following is a summary of the number of properties in operation at the end of each year along with the related average occupancy rates and average weekly room rates during each year:

	Year Ended December 31, 2003			Year Ended December 31, 2002
	Facilities Open	Average Occupancy Rate	Average Weekly Room Rate	Facilities Open	Average Occupancy Rate	Average Weekly Room Rate
Crossland	39	66%	$222	39	69%	$220
EXTENDED STAY	335	65	339	318	68	333
StudioPLUS	95	63	333	95	67	331

Total	469	65%	$326	452	68%	$320

        Excluding the Olympic Properties, we realized an overall decrease of 3.0% in REVPAR for 2003 when compared to 2002. Excluding the Olympic Properties, our overall REVPAR decreased 2.8%, 3.9%, 3.8%, and 1.1% in the first, second, third, and fourth quarters of 2003, respectively, when compared to the same periods in the prior year. The decrease in overall average occupancy rates for 2003 compared to 2002 reflects, primarily, the impact of a general decline in demand for lodging products as a result of the weakened U.S. economy and the war in Iraq. The increase in overall average weekly room rates for 2003 compared to 2002 is due to increases in rates charged in previously opened properties and, particularly for the EXTENDED STAY brand, the geographic dispersion of properties opened since December 31, 2002 and the higher standard weekly room rates in certain of those markets. In addition, the higher overall average weekly room rate for the EXTENDED STAY brand, relative to the Studio PLUS brand, reflects a larger concentration for the EXTENDED STAY brand in higher cost markets with generally higher standard weekly rates.

        Comparable hotels, consisting of the 389 properties opened for at least one year at the beginning of the first quarter of 2002 (excluding the Olympic Properties), realized the following percentage changes in the components of REVPAR for 2003 when compared with 2002:

	Crossland	EXTENDED STAY	StudioPLUS	Total
Number of Comparable Hotels	39	257	93	389
Change in Occupancy Rate	(3.8)%	(5.4)%	(5.9)%	(5.3)%
Change in Average Weekly Rate	0.7%	1.4%	0.6%	1.1%
Change in REVPAR	(3.1)%	(4.1)%	(5.4)%	(4.2)%

        We believe that the percentage changes in the components of REVPAR for our brands differ primarily as a result of the number and geographic dispersion of the comparable hotels.

        The percentage change in the components of REVPAR for our comparable hotels experienced in 2003 reflects a decrease in REVPAR of 4.9%, 5.7%, 4.5%, and 1.6% in the first, second, third, and fourth quarters of 2003, respectively, when compared to the same periods in the prior year. While we believe that improvements in the U.S. economy will result in increased demand for our products, it is difficult to estimate the timing and magnitude of these improvements.

        We recognized total revenue of $549.7 million in 2003 and $547.9 million in 2002. This is an increase of $1.8 million, or less than 1%. The 431 properties that we owned and operated throughout both periods experienced an aggregate decrease in revenue of approximately $22.9 million, net of incremental revenue at the Olympic Properties of approximately $2.0 million.

        Property operating expenses, consisting of all expenses directly allocable to the operation of the facilities but excluding any allocation of corporate operating and property management expenses, depreciation, and interest were $273.6 million (50% of total revenue) for 2003, as compared to $252.4 million (46% of total revenue) for 2002. We did not incur significant incremental property operating expenses at the Olympic Properties during 2002. We expect the ratio of property operating expenses to total revenue to generally fluctuate inversely relative to REVPAR increases or decreases because the majority of these expenses do not vary based on REVPAR. We realized an overall decrease of 3.4% in REVPAR for 2003 as compared to 2002, and our property operating margins were 50% for 2003 and 54% for 2002.

        As a lodging facility ages, scheduled maintenance and replacement costs for that property generally increase. We capitalize new construction costs, major renewals, and improvements, but expense repairs, maintenance, and replacements as those costs are incurred. Major renewals and improvements consist of new expenditures for equipment not included in the original construction, while repairs, maintenance, and replacements include, among other items, expenditures to replace case goods, lighting fixtures, flooring, furnishings, and HVAC equipment ("Refurbishment Expenditures"). Approximately one-half of the decrease in the property operating margin percentage experienced during 2003 compared to 2002 is attributable to an increase in Refurbishment Expenditures. In 2002, we recorded as part of property operating expenses $17.6 million in Refurbishment Expenditures, which represented 3.2% of revenue. In 2003, we recorded Refurbishment Expenditures of $29.3 million. In 2004, we anticipate Refurbishment Expenditures of approximately $40 million. The increase in these expenses is primarily attributable to our practice of significantly refurbishing properties approaching six to seven years old. We opened 230 properties during 1997 and 1998, and we expect to complete the refurbishment of a majority of these properties during 2004. Subsequent to 2004, the number of our properties approaching six to seven years of age declines, and we anticipate Refurbishment Expenditures will begin to return to more historical levels.

        The provisions for depreciation and amortization for our lodging facilities were $79.4 million for 2003 and $78.1 million for 2002. These provisions were computed using the straight-line method over the estimated useful lives of the assets. These provisions reflect a pro rata allocation of the annual depreciation and amortization charge for the periods for which the facilities were in operation. Depreciation and amortization for 2003 increased compared to 2002 because we operated 17 additional facilities in 2003 and because we operated for a full year the 24 properties that were opened in 2002.

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

        Testing has revealed that certain of our properties have sustained damage arising from defective materials and/or faulty installation of the Exterior Insulation Finish System ("EIFS"). At this time, the full extent of damage cannot reasonably be estimated, although currently we do not believe the cost of repairs will be material to us overall. We have 44 active lawsuits that we filed against the EIFS manufacturers, certain applicators, certain general contractors, and others, seeking necessary repairs and recovery rights against expected and incurred expenses. At this time, the extent of recovery, if any, on these suits cannot reasonably be determined.

  Corporate Operations

        Corporate operating and property management expenses include all expenses not directly related to the development or operation of lodging facilities. These expenses consist primarily of personnel, administrative, and certain marketing costs, as well as development costs that are not directly related to a site that we will develop. We incurred corporate operating and property management expenses of $51.2 million (9% of total revenue) in 2003 and $48.8 million (9% of total revenue) in 2002. The increase in the amount of these expenses for 2003 as compared to 2002 reflects the impact of additional personnel and related expenses in connection with the increased number of facilities we operated. We expect these expenses will continue to increase as we develop, market, and operate additional facilities in the future.

        Depreciation and amortization was $1.0 million for 2003 and $742,000 for 2002. These provisions were computed using the straight-line method over the estimated useful lives of the assets. These assets were primarily office furniture and equipment.

        We realized $267,000 of interest income during 2003 and $721,000 of interest income during 2002. This interest income was primarily attributable to the temporary investment of excess funds. We incurred interest charges of $83.2 million during 2003 and $85.4 million during 2002. Of these amounts, $4.7 million during 2003 and $5.5 million during 2002 was capitalized and included in the cost of buildings and improvements.

        Our effective income tax rate for 2002 decreased from 40.0% to 39.0%, reflecting a reduction in estimated state income taxes resulting from state tax planning and credits. Accordingly, the provision for income taxes in the first quarter of 2002 reflected a reduction in expense of approximately $3.0 million associated with adjusting our deferred tax assets and liabilities to reflect the lower rate. The $3.0 million reduction in tax expense and the decrease in our effective rate during 2002 resulted in the recognition of income tax expense of $25.8 million and $31.6 million (39.0% and 35.6%, respectively, of income before income taxes and cumulative effect of an accounting change) for 2003 and 2002, respectively. Our effective income tax rate remained 39% for 2003. Our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes.

Results of Operations

2002 Compared to 2001

  Property Operations

        Operating results for the year ended December 31, 2002 include the impact of one-time rental contracts during the 2002 Winter Olympics at the three Olympic Properties. We estimate that these contracts generated additional non-recurring net income of approximately $1.2 million, or $0.01 per diluted share, for the year ended December 31, 2002.

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

        The percentage change in the components of REVPAR for our comparable hotels experienced in 2002 reflects a decrease in REVPAR of 17.2%, 11.0%, 5.9%, and 2.6% in the first, second, third, and fourth quarters of 2002, respectively, when compared to the same periods in the prior year.

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

  Corporate Operations

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

        Our effective income tax rate for 2002 decreased from 40.0% to 39.0%, reflecting a reduction in estimated state income taxes resulting from state tax planning and credits. Accordingly, the provision for income taxes in the first quarter of 2002 reflected a reduction in expense of approximately $3.0 million associated with adjusting our deferred tax assets and liabilities to reflect the lower rate. The $3.0 million reduction in tax expense and the decrease in our effective rate during 2002 resulted in the recognition of income tax expense of $31.6 million and $38.7 million (35.6% and 40.0%, respectively, of income before income taxes, and cumulative effect of an accounting change) for 2002 and 2001, respectively. Excluding the impact of our effective income tax rate decrease, our income tax expense differs from the federal income tax rate of 35% primarily due to state and local income taxes.

Liquidity and Capital Resources

        We had net cash and cash equivalents of $16.0 million as of December 31, 2003 and $6.6 million as of December 31, 2002. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation. We invested excess funds during these periods in an overnight sweep account with a commercial bank, which in turn invested these funds in short-term, interest-bearing reverse repurchase agreements. Due to the short-term nature of these investments, we did not take possession of the securities, which were instead held by the financial institutions. The market value of the securities held pursuant to these arrangements approximates the carrying amount.

        Net cash provided by operating activities amounted to $145.8 million during 2003, $164.0 million during 2002, and $176.9 million during 2001.

        Net cash used for investment activities associated with acquiring land, developing sites, and constructing and furnishing new hotels amounted to $127.5 million in 2003, $193.3 million in 2002, and $311.9 million in 2001.

        Our cost to develop a property varies significantly by brand and by geographic location due to differences in land and labor costs. Similarly, the average weekly rate charged and the cash flow from these properties will vary significantly, but generally are expected to be in proportion to the development costs. For the 422 properties we opened from January 1, 1996 through December 31, 2002, the average development cost was approximately $5.9 million with an average of 107 rooms. However, since January 1, 2000, we have opened a number of properties in the Northeast and West, where average development costs are higher. Accordingly, the average development cost per property for the 110 properties we opened from January 1, 2000 through December 31, 2003 was $8.1 million. We plan to continue to develop properties in the Northeast and West and expect overall average development costs to be approximately $8.9 million per property in 2004.

        We did not repurchase any shares of our Common Stock during 2003 or 2002. We received net proceeds from the exercise of options to purchase Common Stock totaling $31.0 million in 2003, $6.6 million in 2002, and $19.8 million in 2001.

        In July 2001, we entered into an agreement with various banks establishing $900 million in credit facilities (the "Credit Facility") that provide for revolving loans and term loans on a senior collateralized basis. The proceeds of the Credit Facility may be used for general corporate purposes and to retire existing indebtedness under our previously existing credit agreement. The Credit Facility also provides for up to an additional $250 million in uncommitted facilities.

        In connection with the termination of our previously existing credit facility, we incurred a loss on debt extinguishment of $9.9 million, associated with the write-off of unamortized debt issue costs during 2001.

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

		Applicable Margin Over
Description
	Total Amount	Prime	LIBOR	Maturity
Revolving Facility	$200 million	2.00%	3.00%	July 24, 2007
A-1 Facility (term loan)	50 million	2.00%	3.00%	July 24, 2007
A-2 Facility (term loan)	50 million	2.00%	3.00%	July 24, 2007
A-3 Facility (term loan)	100 million	2.00%	3.00%	July 24, 2007
B Facility (term loan)	500 million	2.75%	3.75%	January 15, 2008

        The Credit Facility was amended to provide additional flexibility for future development as well as flexibility in response to continued economic uncertainty. The amendments modified certain definitions and established a total leverage covenant (defined as the ratio of our consolidated debt to our consolidated EBITDA, each as defined in the Credit Facility documents) of 5.50 for the period from July 1, 2003 to June 30, 2005, 5.25 for the period from July 1, 2005 to June 30, 2006, and 5.00 for the period from July 1, 2006 and thereafter. Pursuant to the amendments, the Applicable Margin (as defined in the Credit Agreement, as amended) for the Revolver and A Term Loans is determined each quarter based on a Consolidated Leverage Ratio-based pricing grid. Under the pricing grid, if the Consolidated Leverage Ratio is less than 4.25:1.00, the Applicable Margin for the Revolver and A Term Loans (the "Margin") is 2.25% for LIBOR Loans and 1.25% for Prime Rate Loans. If the Consolidated Leverage Ratio is less than 4.75:1.00 but greater than or equal to 4.25:1.00, the Margin is 2.50% for LIBOR Loans and 1.50% for Prime Rate Loans. If the Consolidated Leverage Ratio is less than 5.00:1.00 but greater than or equal to 4.75:1.00, the Margin is 3.00% for LIBOR Loans and 2.00% for Prime Rate Loans. If the Consolidated Leverage Ratio exceeds 5.00:1.00, the Margin is 3.25% for

LIBOR Loans and 2.25% for Prime Rate Loans. At December 31, 2004, the Company experienced a Consolidated Leverage Ratio, for pricing purposes, of 5.04. As such, the Margin will increase to 3.25% for LIBOR Loans and 2.25% for Prime Rate Loans in April 2004 in conjunction with delivery of certain compliance certificates as required by the Credit Agreement. The amendments also permit us to pay up to $20 million in cash dividends annually and to repurchase up to an aggregate of $35 million of our common stock during the term of the Credit Facility.

        At December 31, 2003, we had no outstanding loans under the $200 million revolving facility and $631.6 million, net of principal repayments, outstanding under the term loans, leaving $198 million available and committed under the Credit Facility. In January 2002, we borrowed $100 million pursuant to the delayed draw A-3 term loan. The proceeds of this borrowing were used to repay amounts outstanding under the revolving facility and for working capital purposes. In order to minimize interest rates charged under the Credit Facility, we prepaid $25 million in March 2002.

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

        As of December 31, 2003, we had $1.5 million in outstanding letters of credit. These letters of credit are being maintained as security for construction related performance and, in certain circumstances, may be required to be maintained through October 2006. Outstanding letters of credit reduce the amount of availability under the Credit Facility. Additionally, any draws against the letters of credit may be funded from the revolving facility.

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

        Failure to satisfy any of the covenants constitutes an event of default under the Credit Facility, notwithstanding our ability to meet our debt service obligations. The loan documentation includes other customary and usual events of default for these types of credit facilities, including without limitation, an event of default if a change of control occurs. Upon the occurrence of an event of default, the lenders have the ability to accelerate all amounts then outstanding under the Credit Facility and to foreclose on the collateral. We were in compliance with all covenants during 2003 and at December 31, 2003.

        Our primary market risk exposures result from the variable nature of the interest rates on borrowings under the Credit Facility. We entered into the Credit Facility for purposes other than trading or speculation. Based on the levels of borrowings under the Credit Facility at December 31, 2003, if interest rates changed by 1.0%, our annual cash flow and net income would change by $3.9 million. We manage our market risk exposures by periodic evaluation of such exposures relative to the costs of reducing the exposures, by entering into interest rate swaps, or by refinancing the underlying obligations with longer term fixed rate debt obligations. We do not own derivative financial instruments or derivative commodity instruments.

        In March 1998, we issued $200 million aggregate principal amount of senior subordinated notes (the "2008 Notes"). The 2008 Notes bear interest at an annual rate of 9.15%, payable semiannually on March 15 and September 15 of each year and mature on March 15, 2008. We may redeem the 2008 Notes beginning on March 15, 2003. The initial redemption price is 104.575% of their principal amount, plus accrued interest. The redemption price declines each year after 2003 and is 100% of their principal amount, plus accrued interest, after 2006.

        In June 2001, we issued $300 million aggregate principal amount of senior subordinated notes (the "2011 Notes" and together with the 2008 Notes, the "Notes"). The net proceeds on the 2011 Notes were used to reduce amounts outstanding under a previously existing credit facility. The 2011 Notes bear interest at an annual rate of 9.875%, payable semiannually on June 15 and December 15 of each year and mature on June 15, 2011. We may redeem the 2011 Notes beginning on June 15, 2006. The initial redemption price is 104.938% of their principal amount, plus accrued interest. The redemption price declines each year after 2006 and is 100% of their principal amount, plus accrued interest, beginning June 15, 2009. In addition, before June 15, 2004, we may redeem up to $105 million of the 2011 Notes at 109.875% of their principal amount plus accrued interest, using the proceeds from sales of certain kinds of our capital stock.

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

        In connection with the Credit Facility and the Notes, we incurred additions to deferred loan costs of $2.3 million during 2003, $2.2 million during 2002, and $21.5 million during 2001.

        At December 31, 2003, we had 11 sites under construction with total development costs of approximately $96 million. We currently plan to complete construction on those 11 sites in 2004 and to commence construction on 18 additional sites. We expect to incur total development costs in 2004 of approximately $155 million. At this time, we believe we will be successful in obtaining extensions on a majority of the 22 sites we have under option at December 31, 2003, if needed. We will continue to seek the necessary approvals and permits for these sites and for additional sites. Our future construction plans are limited by the constraints of our amended Credit Facility and are contingent upon a number of factors, including improvements in the overall U.S. economy, improvements in demand for lodging products in the overall lodging industry, and improvements in demand for our extended stay lodging products. Our future development and growth plans may also be modified as a result of the Agreement and Plan of Merger entered into March 5, 2004 with affiliates of The Blackstone Group, and as such, the classification and valuation of certain assets may be modified.

        At December 31, 2003, we had commitments under cancelable construction contracts not reflected in our financial statements totaling approximately $53 million to complete construction of extended stay properties. We believe that the remaining availability under the Credit Facility, together with our cash on hand and cash flows from operations, will provide sufficient funds to continue our expansion as presently planned and to fund our operating expenses, including our working capital deficit, for the next twelve months. We may increase our capital expenditures and property openings in future years, in which case our capital needs will increase. We may also need additional capital depending on a number of factors, including the number of properties we construct or acquire, the timing of that development, the cash flow generated by our properties, the amount of cash dividends we may pay on our common stock, and the amount of open market repurchases we make of our Common Stock. Also, if capital markets provide favorable opportunities, our plans or assumptions change or prove to be inaccurate, our existing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions, we may seek additional capital sooner than currently anticipated. In the event we obtain additional capital, we may seek to increase property openings in future years. Sources of capital may include public or private debt or equity financing. We cannot assure you that we will be able to obtain additional financing on acceptable terms, if at all. Our failure to raise additional capital could result in the delay or abandonment of some or all of our development and expansion plans, and could have a material adverse effect on us.

        The following table provides a summary of the impact our contractual obligations are expected to have on our future liquidity (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	More than 3-5 years	5 years
Long-term debt(1)	$1,131,565	$33,748	$108,475	$689,342	$300,000
Operating leases(2)	3,892	1,072	1,795	195	830

Total contractual obligations	$1,135,457	$34,820	$110,270	$689,537	$300,830

(1)
Represents payment obligations under our Credit Facility and the Notes.

(2)
Represents payment obligations associated with leases of real property.

Off-Balance Sheet Arrangements

        We currently have no "off-balance sheet arrangements" that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Application of Critical Accounting Policies

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. SFAS No. 144 requires that if the sum of the future cash flows expected to result from a company's long-lived assets, undiscounted and without interest charges, is less than the reported value of those assets, an asset impairment must be recognized in the financial statements. The amount of impairment to recognize is calculated by subtracting the fair value of the assets from the reported value of the assets.

        We believe that the accounting estimate related to asset impairment is a "critical accounting estimate" because: (1) it is highly susceptible to change from period to period because it requires us to make assumptions about future revenues and expenses over the estimated useful life of our long-lived assets; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our net income may be material. Our assumptions about future revenues and expenses require significant judgment because actual revenues and operating expenses have fluctuated in the past and are expected to continue to do so. We have discussed the development and selection of this critical accounting estimate with the audit committee of our board of directors, and the audit committee has reviewed our related disclosure.

        In estimating future revenues and expenses, we may consider local market conditions, recent industry REVPAR trends, our recent REVPAR trends, economic forecasts, estimated changes in operating costs, budgets, and other factors.

        We analyzed our long-lived assets for impairment for the years ended December 31, 2003, 2002, and 2001 and determined there were no events or changes in circumstances indicating the carrying amount of our long-lived assets may not be recoverable. Accordingly, no impairment charges were recognized for the years ended December 31, 2003, 2002, or 2001.

        Depending on the size of an impairment loss, if any, our liquidity and capital resources may be affected in the future.

New Accounting Releases

        In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46-R ("FIN 46-R"), "Consolidation of Variable Interest Entities," to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities, and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46-R requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46-R, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46-R apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after December 15, 2003. The adoption of this interpretation did not have a material effect on our financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. SFAS No. 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this statement did not have a material effect on our financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this statement did not have a material effect on our financial statements.

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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K includes forward-looking statements. We use the terms "expects", "intends", "plans", "projects", "believes", "estimates", and similar expressions to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause our actual results, performance, or achievements to be materially different. These factors include, among other things:

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

Information included on our website is not considered part of this filing. A copy of our Code of Ethics for Senior Financial Officers is also available free of charge through our website.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*****

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Extended Stay America, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Extended Stay America, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivatives.

PRICEWATERHOUSECOOPERS LLP

Spartanburg, South Carolina
February 27, 2004, except as
to Note 11 which is as of
March 5, 2004

EXTENDED STAY AMERICA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$16,025	$6,583
Accounts receivable	5,814	5,996
Prepaid income taxes	12,291	7,295
Prepaid expenses	9,933	5,774
Deferred income taxes	6,515	18,920

Total current assets	50,578	44,568
Property and equipment, net	2,411,064	2,372,939
Deferred loan costs	20,048	22,336
Deferred income taxes	29,440	18,000
Other assets	832	877

	$2,511,962	$2,458,720

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,602	$22,793
Accrued retainage	6,330	6,971
Accrued property taxes	10,982	12,947
Accrued salaries and related expenses	5,008	4,834
Accrued interest	6,811	6,724
Other accrued expenses	18,863	18,977
Current portion of long-term debt	33,748	21,695

Total current liabilities	99,344	94,941

Deferred income taxes	165,983	147,046

Long-term debt	1,097,817	1,143,565

Commitments and Contingencies (see Note 10)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value, 500,000,000 shares authorized, 97,403,683, and 93,923,169 shares issued and outstanding, respectively	974	939
Additional paid-in capital	840,901	801,757
Retained earnings	306,943	270,472

Total stockholders' equity	1,148,818	1,073,168

	$2,511,962	$2,458,720

See notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenue:
Room revenue	$542,435	$539,298	$530,761
Other revenue	7,285	8,612	10,774

Total revenue	549,720	547,910	541,535

Costs and expenses:
Property operating expenses	273,633	252,427	230,204
Corporate operating and property management expenses	51,238	48,833	47,479
Loss on debt extinguishment			9,854
Other charges			9,019
Depreciation and amortization	80,433	78,815	72,141

Total costs and expenses	405,304	380,075	368,697

Income from operations	144,416	167,835	172,838
Interest expense, net	78,257	79,176	75,985

Income before income taxes and cumulative effect of accounting change	66,159	88,659	96,853
Provision for income taxes	25,803	31,554	38,740

Income before cumulative effect of accounting change	40,356	57,105	58,113
Cumulative effect of change in accounting, net of income tax benefit of $446			(669)

Net income	$40,356	$57,105	$57,444

Per common share—Basic:
Income before cumulative effect of accounting change	$0.42	$0.61	$0.62
Cumulative effect of accounting change			(0.01)

Net income	$0.42	$0.61	$0.61

Per common share—Diluted:
Income before cumulative effect of accounting change	0.42	$0.59	$0.60
Cumulative effect of accounting change			(0.01)

Net income	$0.42	$0.59	$0.59

Weighted average shares:
Basic	95,161	93,689	94,170
Effect of dilutive options	1,769	2,853	2,905

Diluted	96,930	96,542	97,075

See notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance as of December 31, 2000	$955	$825,755	$155,923	$982,633
Repurchases of common stock	(42)	(58,320)		(58,362)
Stock options exercised, including tax benefit of $4,970	19	26,049		26,068
Net income			57,444	57,444

Balance as of December 31, 2001	932	793,484	213,367	1,007,783
Stock options exercised, including tax benefit of $1,677	7	8,273		8,280
Net income			57,105	57,105

Balance as of December 31, 2002	939	801,757	270,472	1,073,168
Stock option exercised, including tax benefit of $8,206	35	39,144		39,179
Cash dividends paid ($0.04 per common share)			(3,885)	(3,885)
Net income			40,356	40,356

Balance as of December 31, 2003	$974	$840,901	$306,943	$1,148,818

See notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$40,356	$57,105	$57,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,433	78,815	72,141
Amortization of deferred loan costs included in interest expense	4,618	4,201	4,546
Deferred income taxes	19,902	20,963	23,426
Non-cash charges included in headquarters relocation costs			2,106
Loss on debt extinguishment			9,854
Cumulative effect of accounting change, net			669
Changes in operating assets and liabilities:
Accounts receivable	182	389	2,767
Current income taxes	3,210	5,051	(523)
Prepaid expenses	(4,159)	(2,146)	(1,228)
Other current assets	2,313	3,828	2,100
Accounts payable	747	(3,375)	621
Accrued property taxes	(1,965)	773	(72)
Accrued salaries and related expenses	175	543	647
Accrued interest	86	(287)	421
Other accrued expenses	(114)	(1,821)	1,983

Net cash provided by operating activities	145,784	164,039	176,902

Cash flows from investing activities:
Additions to property and equipment	(127,450)	(193,341)	(311,888)
Other assets	45	(89)	(62)

Net cash used in investing activities	(127,405)	(193,430)	(311,950)

Cash flows from financing activities:
Proceeds from exercise of Company stock options	30,973	6,603	19,770
Cash dividends paid	(3,885)
Repurchases of Company common stock			(58,362)
Proceeds from long-term debt	20,000	112,000	1,110,000
Principal payments on long-term debt	(53,695)	(91,490)	(917,250)
Additions to deferred loan and other costs	(2,330)	(2,166)	(21,469)

Net cash provided by financing activities	(8,937)	24,947	132,689

(Decrease) increase in cash and cash equivalents	9,442	(4,444)	(2,359)
Cash and cash equivalents at beginning of period	6,583	11,027	13,386

Cash and cash equivalents at end of period	$16,025	$6,583	$11,027

Noncash investing and financing transactions:
Capitalized or deferred items included in accounts payable and accrued liabilities	$10,178	$16,725	$31,551

Supplemental cash flow disclosures:
Cash paid for:
Income taxes, net of refunds	$2,690	$5,540	$15,837

Interest expense, net of amounts capitalized	$73,807	$75,968	$71,544

See notes to consolidated financial statements.

Note 1—Summary of Significant Accounting Policies

Organization and Principles of Consolidation

        Extended Stay America, Inc. and subsidiaries (the "Company", "ESA", "we", "our", "ours", or "us") was organized on January 9, 1995, as a Delaware corporation to develop, own, and operate extended stay lodging facilities. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

        Accounts receivable at December 31, 2003, and 2002 is stated net of an allowance for doubtful accounts of $700,000, for each period respectively. We wrote-off, net of recoveries, uncollectible accounts of $1,499,000 $1,402,000 and $1,331,000 in 2003, 2002, and 2001, respectively.

Property and Equipment

        Property and equipment is stated at cost. We capitalize salaries and related costs for site selection, design and construction supervision. We also capitalize construction period interest.

        Depreciation is computed using the straight-line method over the estimated useful lives of the assets. As a lodging facility ages, scheduled maintenance and replacement costs for that property generally increase. A significant portion of our operating facilities were opened during 1997-1998 when we opened 230 properties. We capitalize major renewals and improvements but expense repairs, maintenance, and replacements as incurred. Any gain or loss on the disposition of property and equipment is recorded in the year of disposition.

        The estimated useful lives of the assets are as follows:

Buildings and improvements	40 years
Furniture, fixtures and equipment	3–10 years

        We utilize general contractors for the construction of our properties. Pursuant to the terms of our contractual agreements with the general contractors, amounts are retained from payments made to them until such time as the terms of the agreement have been satisfactorily completed. Retained amounts are recorded as accrued retainage.

Impairment of Long-Lived Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. SFAS No. 144 requires that if the sum of the future cash flows expected to result from a company's long-lived assets, undiscounted and without interest charges, is less than the reported value of those assets, an asset impairment must be recognized in the financial statements. The amount of impairment to recognize is calculated by subtracting the fair value of the assets from the reported value of the assets.

        We performed a comprehensive review of long-lived assets as of December 31, 2003. Based on this review, there were no events or changes in circumstances indicating the carrying value of our long-lived assets may not be recoverable.

Preacquisition Costs

        We incur costs related to the acquisition of property sites. These costs are capitalized when it is probable that a site will be acquired. These costs are included in property and equipment. In the event the acquisition of the site is not consummated, the costs are charged to corporate operating expenses.

Debt Issue Costs

        We have incurred costs in obtaining financing. These costs have been deferred and are amortized over the life of the respective loans. In connection with the termination of our previously existing credit facility in July 2001, we incurred a loss on debt extinguishment of $9.9 million, associated with the write-off of unamortized debt issue costs. In accordance with the provisions of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", this charge was reclassified from an extraordinary item to a loss on debt extinguishment.

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

Revenue Recognition

        Effective December 31, 2000, we adopted the SEC's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" as amended. SAB No. 101 provides guidance on the recognition, presentation, and disclosure of revenue, including specifying basic criteria which must be met before revenue can be recognized. The adoption of SAB No. 101 had no impact on our financial statements.

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

Stock Option Plans

        At December 31, 2003, we had six stock-based employee compensation plans, which are described more fully in Note 7. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In connection with the relocation of our corporate headquarters in 2001, we incurred approximately $853,000, net of tax, in non-cash charges associated with the valuation of stock options for terminated employees. We also incurred approximately $632,000, net of tax, in non-cash charges associated with the valuation of stock options for terminated employees during 2003. No other stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2003, 2002, and 2001 as if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation," to stock-based employee compensation (in the following table, and all subsequent tables in these Notes to Consolidated Financial Statements, unless the context indicates otherwise, all financial information other than share information is presented in thousands).

	Year Ended December 31,
	2003	2002	2001
Net income, as reported	$40,356	$57,105	$57,444
Stock-based employee compensation expense included in reported net income, net of related tax effects	632		853
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,135)	(9,384)	(8,673)

Pro forma net income	$32,853	$47,721	$49,624

Earnings per share:
Basic—as reported	$0.42	$0.61	$0.61
Basic—pro forma	$0.34	$0.51	$0.53
Diluted—as reported	$0.42	$0.59	$0.59
Diluted—pro forma	$0.34	$0.49	$0.51

Net Income Per Share

        We determine earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings Per Share". For the years ended December 31, 2003, 2002, and 2001, the computation of diluted EPS does not include approximately 3.1 million, 2.6 million, and 2.4 million weighted average shares, respectively, of common stock, par value $0.01 per share, of ESA ("Common Stock") represented by outstanding options because the exercise price of the options was greater than the average market price of Common Stock during the period.

Business Segment

        We operate principally in one business segment, which is to develop, own, and operate extended stay lodging facilities.

Reclassification

        Certain previously reported amounts have been reclassified to conform with the current presentation.

Note 2—Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2003	2002
Operating Facilities:
Land and improvements	$680,300	$646,189
Buildings and improvements	1,742,589	1,658,888
Furniture, fixtures, equipment, and supplies	319,740	306,506

Total operating facilities	2,742,629	2,611,583
Office:
Land and improvements	1,470	—
Building and improvements	15,522	—
Furniture, fixtures, equipment and supplies	7,849	7,283

Total Offices	24,841	7,283
Facilities under development, including land and improvements	71,033	101,410

	2,838,503	2,720,276
Less: Accumulated depreciation	(427,439)	(347,337)

Total property and equipment	$2,411,064	$2,372,939

        At December 31, 2003 we had commitments under cancelable construction contracts totaling approximately $53 million to complete construction of additional extended stay properties.

        For the years ended December 31, 2003, 2002, and 2001, we incurred interest of $83.2 million, $85.4 million, and $86.9 million, respectively, of which $4.7 million, $5.5 million, and $10.4 million, respectively, was capitalized and included in the cost of buildings and improvements.

Note 3—Options to Purchase Property Sites

        As of December 31, 2003 we had paid approximately $901,000 in connection with options to purchase parcels of real estate in 22 locations in 11 states. If we do not acquire these parcels, the amounts paid in connection with the options may be forfeited under certain circumstances. These amounts are included in property and equipment.

Note 4—Long-Term Debt

        In July 2001, we entered into an agreement with various banks establishing $900 million in credit facilities (the "Credit Facility") that provide for revolving loans and term loans on a senior collateralized basis. The proceeds of the Credit Facility are to be used for general corporate purposes and to retire existing indebtedness under our previously existing credit agreement.

        Loans under the Credit Facility bear interest, at our option, at either a prime-based rate or a LIBOR-based rate plus an applicable margin. The following table illustrates the amounts committed under the Credit Facility, their final maturities, and the interest on loans made under the Credit Facility, subject to the terms of the amendments discussed below:

		Applicable Margin Over
Description	Total Amount	Prime	LIBOR	Maturity
Revolving Facility	$200 million	2.00%	3.00%	July 24, 2007
A-1 Facility (term loan)	50 million	2.00%	3.00%	July 24, 2007
A-2 Facility (term loan)	50 million	2.00%	3.00%	July 24, 2007
A-3 Facility (term loan)	100 million	2.00%	3.00%	July 24, 2007
B Facility (term loan)	500 million	2.75%	3.75%	January 15, 2008

        The Credit Facility was amended in December 2001, October 2002, and July 2003 to provide additional flexibility for future development as well as flexibility in response to continued economic uncertainty. The amendments modified certain definitions and established a total leverage covenant (defined as the ratio of our consolidated debt to our consolidated EBITDA, each as defined in the Credit Facility documents) of 5.50 for the period from July 1, 2003 to June 30, 2005, 5.25 for the period from July 1, 2005 to June 30, 2006, and 5.00 for the period from July 1, 2006 and thereafter. Pursuant to the amendments, the Applicable Margin (as defined in the Credit Agreement, as amended) for the Revolver and A Term Loans is determined each quarter based on a Consolidated Leverage Ratio-based pricing grid. Under the pricing grid, if the Consolidated Leverage Ratio is less than 4.25:1.00, the Applicable Margin for the Revolver and A Term Loans (the "Margin") is 2.25% for LIBOR Loans and 1.25% for Prime Rate Loans. If the Consolidated Leverage Ratio is less than 4.75:1.00 but greater than or equal to 4.25:1.00, the Margin is 2.50% for LIBOR Loans and 1.50% for Prime Rate Loans. If the Consolidated Leverage Ratio is less than 5.00:1.00 but greater than or equal to 4.75:1.00, the Margin is 3.00% for LIBOR Loans and 2.00% for Prime Rate Loans. If the Consolidated Leverage Ratio exceeds 5.00:1.00, the Margin is 3.25% for LIBOR Loans and 2.25% for Prime Rate Loans. At December 31, 2004, the Company experienced a Consolidated Leverage Ratio, for pricing purposes, of 5.04. As such, the Margin will increase to 3.25% for LIBOR Loans and 2.25% for Prime Rate Loans in April 2004 in conjunction with delivery of certain compliance certificates as required by the Credit Agreement. The amendments also permit us to pay up to $20 million in cash dividends annually and to repurchase up to an aggregate of $35 million of our common stock during the term of the Credit Facility.

        At December 31, 2003, we had no outstanding loans under the $200 million revolving facility and $631.6 million, net of principal repayments, outstanding under the term loans, leaving $198 million available and committed under the Credit Facility. In January 2002, we borrowed $100 million pursuant to the delayed draw A-3 term loan. The proceeds of this borrowing were used to repay amounts outstanding under the revolving facility and for working capital purposes. In order to minimize interest rates charged under the Credit Facility, we prepaid $25 million in March 2002.

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

        As of December 31, 2003, we had $1.5 million in outstanding letters of credit. These letters of credit are being maintained as security for construction related performance and, in certain circumstances, may be required to be maintained through October 2006. Outstanding letters of credit reduce the amount of availability under the Credit Facility. Additionally, any draws against the letters of credit may be funded from the revolving facility.

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

        The Credit Facility contains a number of negative covenants, including, among others, covenants that limit our ability under certain circumstances to incur debt, make investments, pay dividends, prepay other indebtedness, engage in transactions with affiliates, enter into sale-leaseback transactions, create liens, make capital expenditures, acquire or dispose of assets, or engage in mergers or acquisitions. In addition, the Credit Facility contains affirmative covenants, including, among others, covenants that require us to maintain our corporate existence, comply with laws, maintain our properties and insurance, and deliver financial and other information to the lenders. The Credit Facility also requires us to comply with certain financial tests on a consolidated basis. We were in compliance with all covenants during 2003 and at December 31, 2003.

        In March 1998, we issued $200 million aggregate principal amount of senior subordinated notes (the "2008 Notes"). The 2008 Notes bear interest at an annual rate of 9.15%, payable semiannually on March 15 and September 15 of each year and mature on March 15, 2008. We may redeem the 2008 Notes beginning on March 15, 2003. The initial redemption price is 104.575% of their principal amount, plus accrued interest. The redemption price declines each year after 2003 and is 100% of their principal amount, plus accrued interest, after 2006.

        In June 2001, we issued $300 million aggregate principal amount of senior subordinated notes (the "2011 Notes" and together with the 2008 Notes, the "Notes"). The 2011 Notes bear interest at an annual rate of 9.875%, payable semiannually on June 15 and December 15 of each year and mature on June 15, 2011. We may redeem the 2011 Notes beginning on June 15, 2006. The initial redemption price is 104.938% of their principal amount, plus accrued interest. The redemption price declines each year after 2006 and is 100% of their principal amount, plus accrued interest, beginning June 15, 2009. In addition, before June 15, 2004, we may redeem up to $105 million of the 2011 Notes at 109.875% of their principal amount plus accrued interest, using the proceeds from sales of certain kinds of our capital stock.

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

        At December 31, 2003, aggregate maturities of long-term debt were as follows:

2004	$33,748
2005	48,211
2006	60,264
2007	262,750
2008	426,592
Thereafter	300,000

$1,131,565

        An aggregate of $1,131.6 million and $1,165.3 million was outstanding at December 31, 2003 and 2002, respectively, with a weighted average interest rate of 6.86% and 6.56%, respectively. The fair value of long-term debt is based on quoted market prices. The Credit Facility had an estimated fair value of approximately $640 million and $653 million at December 31, 2003 and 2002, respectively. The 2008 Notes had an estimated fair value of approximately $209 million and $198 million at December 31, 2003 and 2002, respectively, and the 2011 Notes had an estimated fair value of approximately $339 million and $308 million at December 31, 2003 and 2002, respectively.

Note 5—Income Taxes

        Our effective income tax rate for 2002 decreased from 40.0% to 39.0%, reflecting a reduction in state income taxes resulting from state tax planning and credits. Accordingly, the provision for income taxes for the year ended December 31, 2002 reflects a reduction in expense of approximately $3.0 million associated with adjusting our deferred tax assets and liabilities to reflect the lower rate. The $3.0 million reduction in tax expense and the decrease in our effective rate during 2002 resulted in the recognition of income tax expense of $25.8 million and $31.6 million (39.0% and 35.6%, respectively, of income before income taxes and cumulative effect of an accounting change) for 2003 and 2002 respectively.

        Income tax expense before the cumulative effect of a change in accounting consists of the following:

	Year Ended December 31,
	2003	2002	2001
Current income taxes:
U.S. federal	$4,918	$9,030	$12,480
State and local	983	1,561	2,834

	5,901	10,591	15,314

Deferred income taxes:
U.S. federal	17,033	21,743	18,773
State and local	2,869	(780)	4,653

	19,902	20,963	23,426

Total income tax expense	$25,803	$31,554	$38,740

        Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35.0% to pretax income as a result of the following:

	Year Ended December 31,
	2003	2002	2001
Computed "expected" tax rate	35.0%	35.0%	35.0%
Adjustment to deferred tax balances due to change in effective tax rate		(3.4)
Increase in income taxes resulting from:
State and local income taxes, net of federal benefit	3.9	3.9	4.9
Other	0.1	0.1	0.1

Annual effective income tax rate	39.0%	35.6%	40.0%

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

	2003	2002
Deferred tax assets:
Alternative minimum tax credit and other carry forwards	$29,602	$30,907
Other	6,353	6,013

Total deferred tax assets	35,955	36,920
Deferred tax liability—Property and equipment	(165,983)	(147,046)

	$(130,028)	$(110,126)

        At December 31, 2003, we had alternative minimum tax credits of approximately $30 million, which may be carried forward indefinitely. Approximately $30 million of the credits are not expected to be utilized within the next twelve months and have been classified as non-current at December 31, 2003.

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

Note 6—Stockholders' Equity

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

Note 7—Stock Option Plans

        We have six stock option plans including the Amended and Restated 1995, Amended and Restated 1996, 1997, 1998, and 2001 Employee Stock Option Plans (the "Employee Plans") and the Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). The Employee Plans and the Directors' Plan provide for grants to certain officers, directors, and key employees of stock options to purchase shares of Common Stock. Options granted under the Employee Plans and the Directors' Plan expire ten years from the date of grant. Options granted under the Employee Plans generally vest ratably over a four year period, and options granted under the Directors' Plan vest six months from the date of grant.

        In addition, we have two stock option plans associated with an acquisition (the "Acquired Plans") we made in 1997. Two types of options, incentive stock options and nonqualified stock options, were granted under the Acquired Plans. All options granted under the Acquired Plans were granted at an exercise price equal to the market price of the acquired company's common stock on the date of grant and may not be exercised more than 10 years after the date granted.

        A summary of the status of the Employee Plans, the Directors' Plan, and options granted under the Acquired Plans (collectively the "Plans") as of December 31, 2003, 2002, and 2001 and changes during the years ending on those dates is presented below:

	2003		2002		2001
	Number of Shares	Price Per Share	Number of Shares	Price Per Share	Number of Shares	Price Per Share
Outstanding at beginning of year	20,519	$2.38–21.75	17,973	$2.38–21.75	17,189	$2.38–21.75
Granted	1,098	10.39–15.98	3,678	11.60–17.73	3,692	12.98–18.55
Exercised	(3,481)	2.38–14.13	(695)	2.38–15.81	(1,949)	2.38–18.50
Forfeited	(1,216)	6.94–19.25	(437)	7.44–19.88	(959)	6.47–20.63

Outstanding at end of year	16,920	$2.38–21.75	20,519	$2.38–21.75	17,973	$2.38–21.75
Options exercisable at year-end	11,950	$2.38–21.75	12,302	$2.38–21.75	9,686	$2.38–21.75
Available for future grants	6,674		6,555		9,796
Total shares reserved for issuance as of December 31	23,594		27,074		27,769
Weighted average fair value of options granted during the year		$4.26		$4.60		$6.80

        As permitted by SFAS No. 123, "Accounting for Stock Based Compensation," we have chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized for options granted under the Plans. Had compensation cost for the Plans been determined based on the fair value at the date of grant for awards under the Plans consistent with the method of SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below.

	2003		2002		2001
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$40,356	$32,853	$57,105	$47,721	$57,444	$49,624
Net income per share:
Basic	$0.42	$0.34	$0.61	$0.51	$0.61	$0.53
Diluted	$0.42	$0.34	$0.59	$0.49	$0.59	$0.51

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following assumptions used for grants in 2003, 2002, and 2001: dividend yield of 0% for 2001 and 2002, and 1% for 2003; risk-free interest rate of 4.8% for 2001, 3.9% for 2002, and 3.3% for 2003; expected life of 5.5 years for 2001 and 3 years for 2002 and 2003; and expected volatility of 42% for 2001, and 30% for 2002 and 2003.

        The following table summarizes information about the Company's Plans at December 31, 2003.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2003	Weighted Average Exercise Price
$ 2.38–$ 8.15	2,292	4.40	$7.47	2,275	$7.46
$ 8.43–$ 9.50	1,308	4.86	9.48	1,300	9.48
$ 9.71–$11.28	1,913	6.73	11.27	1,391	11.27
$11.32–$11.37	1,318	4.07	11.37	1,306	11.37
$11.52–$12.88	3,036	8.70	12.84	1,001	12.84
$12.90–$13.03	2,421	7.83	13.03	1,276	13.03
$13.06–$14.21	1,914	6.53	13.59	934	13.42
$14.21–$18.37	600	6.54	15.75	349	15.92
$18.50–$18.50	2,035	3.02	18.50	2,035	18.50
$18.87–$21.75	83	2.99	20.32	83	20.32

$ 2.38–$21.75	16,920	6.08	$12.49	11,950	$12.28

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

        We incurred charges of approximately $2.9 million in 2003, $2.9 million in 2002, and $3.0 million in 2001 from a company controlled by our Chief Executive Officer for the use of airplanes. We charged approximately $123,000 in 2003, $50,000 in 2002, and $155,000 in 2001, to our Chief Executive Officer for his use of those airplanes, and we charged approximately $135,000 in 2003, $17,000 in 2002, and $23,000 in 2001, to other companies controlled by our Chief Executive Officer for their use of those airplanes. In addition, we incurred charges of $9,000 in 2001 for aviation related services from a company owned by the Chairman of our Board of Directors. We incurred no such charges during 2002 or 2003.

        Our Chief Executive Officer serves as chairman of the board of a company from which we lease office space under various lease agreements. During 2003, 2002, and 2001, we incurred charges of approximately $28,000, $85,000, and $70,000, respectively, related to these agreements.

        The Chairman of our Board of Directors serves as a director of a company to which we sublease office space. Effective June 1, 2003 the sublease was amended to extend the sublease term past its original termination date of December 2004 and to adjust the monthly rent from $52,157 as follows:

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

        On December 17, 2001, the company to which we sublease this office space filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We have continued to receive rent payments under the sublease, and the company has not repudiated the sublease. The Bankruptcy Court approved the amendments to the sublease described above. On June 13, 2003, the company announced it had emerged from Chapter 11 bankruptcy protection.

        The Chairman of our Board of Directors and two of our other directors each own more than 5% of the outstanding stock of a company that performs employment related services for us under annual contracts. During 2003, 2002, and 2001, we incurred charges of approximately $499,000, $504,000, and $479,000, respectively, for such services.

Note 9—Quarterly Results (Unaudited)

        The following is a summary of quarterly operations for the years ended December 31, 2003 and 2002:

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$125,218	$141,239	$152,960	$130,303
Operating income	27,297	43,699	47,340	26,080
Net income	$5,081	$14,992	$16,618	$3,665

Net income per share:
Basic	$0.05	$0.16	$0.17	$0.04

Diluted	$0.05	$0.16	$0.17	$0.04

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$124,792	$142,802	$153,463	$126,853
Operating income	33,181	47,888	54,950	31,816
Net income	$11,528	$17,055	$21,170	$7,352

Net income per share:
Basic	$0.12	$0.18	$0.23	$0.08

Diluted	$0.12	$0.18	$0.22	$0.07

Note 10—Commitments and Contingencies

        On August 5, 2002, one of our subsidiaries was served with a complaint against us and several of our subsidiaries in the Superior Court of California, County of Alameda. This action, filed on behalf of an alleged class of former and existing managers, assistant managers, and manager trainees for our properties in California, alleges violations of certain of California's wage and hour laws. In particular, the action alleges that we misclassified these property managers as exempt from California's laws regarding overtime pay. In January 2004, the plaintiffs filed a motion to certify the lawsuit as a class action representing all such property managers in California. We will oppose the motion. The plaintiffs are seeking an injunction and damages for back pay, penalties, interest, and attorneys' fees. The case is captioned Rachelle Reid, et al vs. Extended Stay America, Inc., etc., et al. We believe we have meritorious defenses against this claim and intend to defend this case vigorously. The financial impact, if any, of this case cannot yet be predicted.

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

        Testing has revealed that certain of our properties have sustained damage arising from defective materials and/or faulty installation of the Exterior Insulation Finish System ("EIFS"). At this time, the full extent of damage cannot be estimated with reasonable certainty, although currently we do not believe the eventual cost of repairs will be material to us overall. We have 44 active lawsuits that we filed against the EIFS manufacturers, certain applicators, certain general contractors, and others, seeking necessary repairs and recovery rights against expected and incurred expenses. At this time, the extent of recovery, if any, on these suits cannot be determined with reasonable certainty.

        In addition to the litigation noted above, we are, from time to time, subject to various other claims and lawsuits incidental to our business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on our consolidated financial statements.

        We lease real property under various operating leases with terms of one to twenty years. Rental expense under real property leases for the years ended December 31, 2003, 2002, and 2001, was $756,000, $1.1 million, and $1.6 million, respectively.

        Future minimum lease obligations under non-cancelable real property leases with initial terms in excess of one year at December 31, 2003 are as follows:

Year Ending December 31:
2004	$1,072
2005	890
2006	905
2007	97
2008	98
Thereafter	830

$3,892

        Of these lease obligations included in the table above, we sublease to a third party, under a non-cancelable sublease, office space that includes base rent, parking, and other charges totaling approximately $507,000, $521,000, and $569,000 per year in 2004, 2005, and 2006 respectively. On December 17, 2001, the company to which we sublease this office space filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We have continued to receive rent payments under the sublease, and the company has not repudiated the sublease. On June 13, 2003, that company announced it had emerged from Chapter 11 bankruptcy protection.

        In October 2003, we entered into an agreement to conduct a national cable television advertising campaign, beginning in the first quarter of 2004. The total cost of the campaign is between $4 million and $6 million and will be paid partially in cash and partially through the exchange of room credits at our facilities.

Note 11—Subsequent Events

General

        On March 5, 2004, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with affiliates of The Blackstone Group (collectively, "Blackstone"). Under the Merger Agreement, upon consummation of the merger we will merge with a subsidiary of Blackstone and survive the merger as a wholly owned subsidiary of Blackstone. Our Board of Directors unanimously approved the Merger Agreement at a special meeting on March 5, 2004. We expect to complete the merger during the second quarter 2004.

Consideration

        The Merger Agreement provides that upon consummation of the merger, each share of our common stock will be converted into the right to receive $19.625, in cash. In addition, each holder of an option to purchase our common stock from us that is outstanding as of the effective time of the merger and that has an exercise price per share that is less than $19.625 will receive a cash payment equal to the product of (1) the difference between $19.625 and the applicable exercise price of the option and (2) the aggregate number of shares issuable upon exercise of the option.

Conditions

        Consummation of the merger is subject to customary closing conditions and certain other conditions, including:

  •
  the approval of the Merger Agreement by the holders of a majority of our outstanding common shares;

  •
  the absence of certain severe market disruption events that would prevent Blackstone from obtaining the $2.662 billion in acquisition debt financing contemplated by the Merger Agreement; and

  •
  our receipt of tender and consent of at least 51% of each series of our outstanding 9.15% Senior Subordinated Notes due 2008 and 9.875% Senior Subordinated Notes due 2011, in connection with the related tender offers and consent solicitations for those securities.

Termination

        Either Blackstone or we may terminate the Merger Agreement if the merger is not consummated on or before August 31, 2004. The Merger Agreement may also be terminated for a number of other reasons, including if our Board of Directors determines in good faith that its fiduciary duties require it to withdraw or modify its recommendation of the Merger Agreement to our stockholders for various reasons. In the event the Merger Agreement is terminated, we would be required to pay Blackstone up to $50,000,000 as a termination fee under certain circumstances, and Blackstone would be required to pay us $50,000,000 as a termination fee under certain other circumstances.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2003, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports filed under the Exchange Act. In addition, since our evaluation there have been no significant changes in our internal controls or in other factors that could significantly affect those controls.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        Biographical information concerning our six directors, their ages as of December 31, 2003, is presented below.

        H. Wayne Huizenga, age 66, became one of our directors in August 1995 and serves as the Chairman of our Board of Directors. Since September 1996, Mr. Huizenga has been Chairman of the Board of Boca Resorts, Inc., which owns and operates luxury resort properties. Mr. Huizenga was also Chairman of the Board of AutoNation, Inc., which owns the nation's largest chain of franchised automotive dealerships, from August 1995 to December 2002. From August 1995 to September 1999, Mr. Huizenga served as Chief Executive Officer or Co-Chief Executive Officer of AutoNation, Inc. From May 1998 until December 2002, Mr. Huizenga served as Chairman of the Board of Republic Services, Inc., a leading provider of non-hazardous solid waste collection and disposal services and served as its Chief Executive Officer from May 1998 until December 1998. From September 1994 until October 1995, Mr. Huizenga served as the Vice-Chairman of Viacom Inc. ("Viacom"), a diversified entertainment and communications company. During the same period, Mr. Huizenga also served as the Chairman of the Board of Blockbuster Entertainment Group, a division of Viacom. From April 1987 through September 1995, Mr. Huizenga served as the Chairman of the Board and Chief Executive Officer of Blockbuster Entertainment Corporation ("Blockbuster"), during which time he helped build Blockbuster from a 19-store chain into the world's largest video rental company. In September 1994, Blockbuster merged into Viacom. In 1971, Mr. Huizenga co-founded Waste Management, Inc., which he helped build into the world's largest integrated solid waste services company, and he served in various capacities, including President, Chief Operating Officer, and a director from its inception until 1984. Mr. Huizenga also owns the Miami Dolphins and Pro Player Stadium in South Florida.

        Donald F. Flynn, age 64, became one of our directors in August 1995. Mr. Flynn is Chairman and Chief Executive Officer of Flynn Enterprises, Inc., a venture capital, hedging, and consulting firm based in Chicago, Illinois. Mr. Flynn has been a director of LKQ Corporation, a nationwide provider of recycled automotive replacement parts, since its inception in February 1998 and Chairman since February 1999. Mr. Flynn also was the Vice Chairman of Blue Chip Casino, Inc., an owner and operator of a riverboat gaming vessel in Michigan City, Indiana, from February 1997 until November 1999, when Blue Chip was sold to Boyd Gaming Corporation. Mr. Flynn was Chairman of the Board of Discovery Zone from July 1992 until May 1995, and remained a member of the Board until February 1996. He was also Chief Executive Officer of Discovery Zone from July 1992 to April 1995. From 1972 through 1990, Mr. Flynn held various positions with Waste Management, including Senior Vice President and Chief Financial Officer. Mr. Flynn was one of three investors who acquired control of Blockbuster Entertainment Corporation in 1987 and was a director thereof from February 1987 until September 1994 when Blockbuster was sold to Viacom Inc. Mr. Flynn serves as a member of the Board of Trustees of Marquette University. Mr. Flynn also served as a director of Psychemedics Corporation, a provider of drug testing services, from 1989 until September 2003.

        George D. Johnson, Jr., age 61, has been our Chief Executive Officer and a director since January 1995. Mr. Johnson is the former President of the Consumer Products Division of Blockbuster Entertainment Group, a division of Viacom. In this position he was responsible for all U.S. video and music stores. Mr. Johnson has over 30 years of experience developing and managing various businesses. He was formerly the managing general partner of WJB Video, the largest Blockbuster franchisee which developed over 200 video stores prior to a merger with Blockbuster in 1993. Mr. Johnson also is the managing member of American Storage, LLC, a chain of 28 self-storage facilities located in the Carolinas and Georgia. He formerly served as a director of Viacom, AutoNation, Inc., and Chairman of the Board of Home Choice Holdings, Inc. and currently serves on the board of directors of Boca

Resorts, Inc., Duke Energy Corporation, and Norfolk Southern Corporation. He has been the Chairman of the Board of Directors of Johnson Development Associates, Inc. since its founding in 1986. Johnson Development Associates, Inc. is a real estate management, leasing, and development company controlling approximately four million square feet of commercial, retail, and industrial property located in the Carolinas and Georgia which are owned by various partnerships controlled by Mr. Johnson and his brother, Stewart H. Johnson. Mr. Johnson practiced law in Spartanburg, South Carolina from 1967 until 1986 and served three terms in the South Carolina House of Representatives.

        Stewart H. Johnson, age 59, became one of our directors in August 1995. Mr. Johnson is currently the Chairman of the Board of Directors and Chief Executive Officer of Morgan Corporation, a privately-held construction company specializing in site preparation. Mr. Johnson has been directing the operations of Morgan Corporation since 1971. Mr. Johnson is the brother of George D. Johnson, Jr., our Chief Executive Officer.

        John J. Melk, age 67, became one of our directors in August 1995. Mr. Melk has been Chairman and Chief Executive Officer of H2O Plus, Inc., a bath and skin care product manufacturer and retail distributor, since 1988. Mr. Melk also has served as Chief Executive Officer of Fisher Island Holdings, Inc., a real estate development company, since 1998. From August 1995 until March 2003, Mr. Melk served as a director of AutoNation, Inc. Mr. Melk has been a private investor in various businesses since March 1984 and, prior to March 1984, he held various positions with Waste Management, Inc. and its subsidiaries, including President of Waste Management International plc, a subsidiary of Waste Management, Inc. From 1991 through 1999, Mr. Melk served as a director of Psychemedics Corporation. From February 1987 until March 1989 and from May 1993 until September 1994, Mr. Melk served as a director of Blockbuster. He also served as the Vice Chairman of Blockbuster from February 1987 until March 1989.

        Peer Pedersen, age 78, became one of our directors in August 1995. In 1957, Mr. Pedersen founded the law firm of Pedersen & Houpt, P.C., in Chicago, Illinois and currently serves as Chairman of the firm. Mr. Pedersen served as a director of Aon Corporation from 1974 to 1998 and as a director of Waste Management, Inc. from 1979 to 1998. He also currently serves as a director of several privately-held companies.

Executive Officers

        Our executive officers, their ages at December 31, 2003, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
H. Wayne Huizenga[1]	66	Chairman of the Board of Directors
George D. Johnson, Jr.[1]	61	Chief Executive Officer and Director
Corry W. Oakes, III	37	President and Chief Operating Officer
James A. Ovenden[2]	40	Chief Financial Officer, Secretary, and Treasurer

        1 Member of Executive Committee of the Board of Directors. Biographical information above.

        2 Mr. Ovenden joined us as our Chief Financial Officer on January 28, 2004.

        Corry W. Oakes, III    has been our President and Chief Operating Officer since June 2003. He is responsible for all aspects of our development, operations, and marketing personnel. Mr. Oakes was our Senior Vice President from January 2003 until June 2003. Prior thereto he served as our Vice President of Construction since 1995. Prior to joining us, Mr. Oakes was National Director of Construction for Blockbuster Entertainment.

        James A. Ovenden has been our Chief Financial Officer, Secretary, and Treasurer since joining us in January 2004. He is responsible for overseeing accounting procedures and controls, financing, cash management, and financial and tax reporting. Prior to joining us, Mr. Ovenden was the principal consultant with CFO Solutions of SC, LLC where he specialized in financial and business advisory consulting services. Prior to CFO Solutions, Mr. Ovenden was employed by CMI Industries, a manufacturer of textile products, from 1987 until 2002 and served as Chief Financial Officer and Executive Vice President of that company from 1993 until 2002. Mr. Ovenden currently serves as a director of Polymer Group, Inc.

        Gregory R. Moxley was our Chief Financial Officer and Vice President-Finance from April 2000 until January 2004. He was responsible for overseeing accounting procedures and controls, financing, cash management, and financial and tax reporting. Prior thereto, he served as our Vice President-Finance and Controller since October 1995. Prior to joining us, Mr. Moxley was Director of Financial Reporting and Assistant Treasurer for One Price Clothing Stores, Inc. and held various positions as a Certified Public Accountant including Senior Manager for Ernst & Young.

Audit Committee

        As a standing committee, the Audit Committee's functions include selecting our independent auditors; reviewing the arrangements for, and scope of, the independent auditors' examination; meeting with the independent auditors and certain of our officers to review the adequacy and appropriateness of our system of internal controls and reporting, our critical accounting policies, and our public financial disclosures; ensuring compliance with our codes of ethics; and performing any other duties or functions deemed appropriate by the Board of Directors. Messrs. Flynn, Melk, and Pedersen are currently the members of the Audit Committee. All of the Audit Committee members satisfy the independence, financial literacy, and expertise requirements of the New York Stock Exchange. Our Board of Directors has determined that Mr. Flynn satisfies the requirements for an "audit committee financial expert" under the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our executive officers and directors, and any other person who owns more than 10% of the Common Stock, to file reports of ownership with the Securities and Exchange Commission. They also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of the forms we received, we believe that during 2003 all filing requirements were complied with.

Code of Ethics

        A copy of our Code of Ethics for Senior Financial Officers is available free of charge through our website at www.extendedstay.com.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table sets forth, on an annualized basis with respect to salary information, information regarding the compensation we paid to our Chief Executive Officer and each of our other executive officers (hereinafter, the "Named Executive Officers") for all services they rendered to us during 2001, 2002, and 2003. We do not have a restricted stock award program or a long-term incentive plan. Our non-employee directors were paid $8,750 per quarter for their services during 2003, and were reimbursed for their out-of-pocket expenses.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options/SARs (#)	All Other Compensation ($)
George D. Johnson, Jr. Chief Executive Officer	2003 2002 2001	— — —	— — —	— — —	214,018 625,000 625,000	150,787 124,959 28,561	(1) (1) (1)
Corry W. Oakes, III President and Chief Operating Officer	2003 2002 2001	288,000 260,000 245,000	— — —	— — —	168,519 50,000 50,000	— 18,966 2,618 130,443	(2) (1); (2)
Gregory R. Moxley(3) Chief Financial Officer	2003 2002 2001	215,000 210,000 200,000	— — —	— — —	44,246 50,000 50,000	— 2,872 1,558 65,631	(1) (1); (2)
Robert A. Brannon(4)	2003 2002 2001	368,000 370,000 350,000	— — —	— — —	— 275,000 275,000	— 15,120 205,016	(1) (2)

(1)
Represents income attributed to personal use of corporate aircraft.
(2)
Represents the taxable portion of reimbursed relocation expenses.
(3)
Mr. Moxley resigned his positions with the Company effective January 2004.
(4)
Mr. Brannon resigned his positions with the Company effective July 2003.

        The following table sets forth individual grants of stock options made to the Named Executive Officers during 2003.

OPTION GRANTS IN LAST FISCAL YEAR

						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
			Percent of Total Options Granted to Employees in Fiscal Year
	Date of Grant(1)	Options Granted		Exercise or Base Price(2)	Expiration Date
Name						5%	10%
George D. Johnson, Jr.	12/09/03	214,018	19.49%	$13.75	12/09/13	$1,850,005	$4,688,276
Corry W. Oakes, III	7/03/03	100,000	9.11%	$13.76	7/03/13	$865,359	$2,192,990
	12/09/03	68,519	6.24%	$13.75	12/09/13	$592,289	$1,500,977

		168,519	15.35%			$1,457,648	$3,693,967
Gregory R. Moxley	12/09/03	44,246	4.03%	$13.75	12/09/13	$382,469	$969,252
Robert A. Brannon	—	—	—	—	—	—	—

(1)
Except for specific situations, the options granted become exercisable as to one-fourth of the grant on each of the first, second, third, and fourth anniversary of the date of grant.

(2)
Under our various employee stock option plans, the exercise price must be the fair market value of our Common Stock on the date of grant.

(3)
These amounts represent certain assumed annual rates of appreciation calculated from the exercise price, as required by the rules of the Securities and Exchange Commission. Actual gains, if any, on stock option exercises and Common Stock holdings depend on the future performance of our Common Stock. We cannot assure you that the amounts reflected in this table will be achieved.

        The following table provides information about the value of unexercised options to purchase our Common Stock at December 31, 2003 for the Named Executive Officers.

AGGREGATE 2003 OPTION/SAR EXERCISES AND YEAR END VALUES

			Number of Securities Underlying Unexercised Options/SARs at 12/31/03		Value of Unexercised In-the-Money Options/SARs at 12/31/03*
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
George D. Johnson, Jr.	100,000	962,760	4,012,500	1,151,518	$13,600,445	$1,858,670
Robert A. Brannon	1,657,254	12,987,364	800,000	—	1,127,758	—
Corry W. Oakes, III	—	—	315,898	243,519	657,177	258,471
Gregory R. Moxley	61,000	353,190	264,078	131,746	768,899	253,536

*
This column indicates the aggregate amount, if any, by which the market value of our Common Stock on December 31, 2003 exceeded the options' exercise price, based on the closing per share sale price of our Common Stock on December 31, 2003 of $14.48 on the New York Stock Exchange.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee is currently composed of Messrs. Flynn and Melk. It determines the compensation of our Chief Executive Officer and of our other executive officers. Neither Mr. Flynn nor Mr. Melk is an employee of the Company nor are they officers of any entity for which one of our executive officers makes compensation decisions.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        We have six compensation plans (excluding plans assumed by us in connection with acquisitions) under which we may issue our Common Stock to our employees, officers, and directors. These plans are our: Amended and Restated 1995 Employee Stock Option Plan; Amended and Restated 1995 Stock Option Plan for Non-Employee Directors; Amended and Restated 1996 Employee Stock Option Plan; 1997 Employee Stock Option Plan; 1998 Employee Stock Option Plan; and 2001 Employee Stock Option Plan. All of these compensation plans have been approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders. The following table provides information about our Common Stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2003.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category (*)	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	16,819,768	$12.52	6,673,952
Equity compensation plans not approved by stockholders	—	—	—

*
This table does not include information regarding equity compensation plans assumed by us in mergers. A total of 100,000 shares of our Common Stock were issuable at December 31, 2003 upon exercise of options assumed by us in our acquisition of StudioPlus, Inc. in 1997. The weighted-average exercise price per share of those options was $8.15. No additional options may be granted under the assumed StudioPlus plan.

PRINCIPAL STOCKHOLDERS

        The following table sets forth, as of December 31, 2003, certain information regarding the beneficial ownership of our Common Stock by:

  •
  each person known by us to be the beneficial owner of 5% or more of the outstanding Common Stock;

  •
  each of our directors and executive officers; and

  •
  all of our directors and executive officers as a group.

There were approximately 270 record holders and approximately 7,000 beneficial holders of Common Stock and 97,403,683 shares of Common Stock outstanding on that date.

	Shares Beneficially Owned
Name(1)	Number(2)	Percent
Capital Research and Management Company (3)	6,390,000	6.8%
FMR Corp. (4).	5,954,749	6.3
Cascade Investment, L.L.C. (5)	5,692,000	6.1
H. Wayne Huizenga (6)	11,575,986	11.6
George D. Johnson, Jr. (7)	7,953,468	7.8
Gregory R. Moxley(8)	345,479	*
Corry W. Oakes, III	322,748	*
Donald F. Flynn (9)	921,577	*
Stewart H. Johnson (10)	966,970	*
John J. Melk	50,000	*
Peer Pedersen	1,407,512	1.4
All directors and officers as a group (8 persons) (6)(7)(8)(9)(10)	23,482,740	22.5%

*
Represents less than 1% of our outstanding Common Stock.

(1)
Unless otherwise indicated, the address of each person is c/o Extended Stay America, Inc., 100 Dunbar Street, Spartanburg, South Carolina 29306.

(2)
The numbers and percentages of shares owned by the directors, the Named Executive Officers, and by all officers and directors as a group assume in each case that currently outstanding stock options covering shares of Common Stock that were exercisable within 60 days of December 31, 2003 had been exercised by that person or group as follows: (i) H. Wayne Huizenga—2,154,500; (ii) George D. Johnson, Jr.—4,012,500; (iii) Corry W. Oakes, III—315,898; (iv) Donald F. Flynn—50,000; (v) Stewart H. Johnson—110,000; (vi) John J. Melk—50,000; (vii) Peer Pedersen—40,000; (viii) Gregory R. Moxley—264,078; and (ix) all directors and executive officers as a group—6,996,976.

(3)
The number of shares of Common Stock shown as beneficially owned was derived from an Amendment to Schedule 13G dated February 10, 2003 filed with the Securities and Exchange Commission by the listed stockholder. Capital Research and Management Company is located at 333 South Hope Street, Los Angeles, California 90071.

(4)
The number of shares of Common Stock shown as beneficially owned was derived from an Amendment to Schedule 13G dated February 14, 2003 filed with the Securities and Exchange Commission by the listed stockholder. FMR Corp. is located at 82 Devonshire Street, Boston, Massachusetts 02109.

(5)
The number of shares of Common Stock shown as beneficially owned was derived from an Amendment to Schedule 13G dated February 12, 2003 filed with the Securities and Exchange Commission by the listed stockholder. Cascade Investment, L.L.C. is located at 2365 Carillon Point, Kirkland, Washington 98033.

(6)
Includes 9,179,910 shares of Common Stock beneficially owned by Huizenga Investments Limited Partnership, a limited partnership controlled by Mr. Huizenga, and 241,576 shares owned by a partnership controlled by Mr. Huizenga's spouse. Mr. Huizenga disclaims beneficial ownership of the 241,576 shares.

(7)
Includes 3,778,068 shares of Common Stock beneficially owned by GDJ, Jr. Investments Limited Partnership, a limited partnership controlled by George D. Johnson, Jr., and 162,900 shares beneficially owned by Green Pond Company, a corporation controlled by George D. Johnson, Jr.

(8)
Mr. Moxley resigned from his positions with the Company effective January 2004.

(9)
Includes 871,577 shares of Common Stock beneficially owned by DNB, L.P., a limited partnership controlled by Mr. Flynn.

(10)
Includes 49,088 shares of Common Stock held in a trust for the benefit of George D. Johnson, Jr., of which Stewart H. Johnson is the trustee.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In connection with the operation of our business, we have leased airplanes from companies owned by George D. Johnson, Jr., our Chief Executive Officer, Stewart Johnson, one of our directors, and members of their families. We paid approximately $2.9 million under those leases for 2003. We believe that the terms of the use of these aircraft were at least as favorable to us as we could have obtained from an unaffiliated third party. We charged approximately $258,000 in 2003 to George D. Johnson, Jr. and other companies controlled by him for their use of those airplanes.

        We also leased space for our headquarters in Spartanburg, South Carolina from companies controlled by George D. Johnson, Jr. and Stewart Johnson. We terminated these lease agreements in May 2003 when we moved into our new headquarters building. We incurred charges of approximately $28,000 under those leases during 2003.

        In September 2001, we entered into an agreement to sublease our former corporate headquarters in Fort Lauderdale, Florida to NationsRent, Inc. Mr. Huizenga is a director of NationsRent. Effective June 1, 2003 the sublease was amended to extend the sublease term past its original termination date of December 2004 and to adjust the monthly rent from $52,157 as follows:

June 1, 2003 to December 31, 2003	$39,490 per month
January 1, 2004 to December 31, 2004	$42,255 per month
January 1, 2005 to December 31, 2005	$43,440 per month
January 1, 2006 to December 12, 2006	$47,388 per month

        The reduced rate was offered to ensure prompt and continued payments under the terms of the sublease and to reflect current market conditions. In the event of default, the amendment would be nullified and the monthly rent would return to the amount payable under the original sublease agreement. NationsRent is currently a debtor-in-possession pursuant to a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code filed by NationsRent in December 2001. NationsRent has not repudiated the sublease, and has made all payments required under the sublease to date.

        We use the services of Psychemedics Corporation to perform certain employment related services, including drug screening, with respect to our employees. We paid Psychemedics $499,000 for these services in 2003. Donald F. Flynn, a director of our Company, was also a director of Psychemedics, which is a publicly-traded company, until September 2003. Messrs. Huizenga, Flynn, and Melk each beneficially own greater than five percent of Psychemedics' common stock.

ITEM 14.    PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees and Non-Audit Fees

        PricewaterhouseCoopers LLP acts as our principal auditor and also provides certain audit-related, tax and other services. The Audit Committee pre-approves all services provided to us by PricewaterhouseCoopers. Pre-approval is accomplished through policies and procedures adopted by the Audit Committee in May 2003 and later revised in October 2003. These policies and procedures provide a detailed description of the services that may be performed as well as limits on the fees for each service.

        The following table summarizes the fees billed to us by PricewaterhouseCoopers LLP for audit and other services for the periods indicated.

	2002	2003
Audit Fees	$220,397	$273,413
Audit-Related Fees	102,049	57,973
Tax Fees	10,872	14,277
All Other Fees	273,316	113,036

	$606,634	$458,699

        For 2002, audit services consisted of the audit of our annual consolidated financial statements and the review of our quarterly financial statements. Audit-related services included benefit plan audits. Tax services included federal and state tax compliance and research. Other services included transfer pricing studies and cost segregation services.

        For 2003, audit services consisted of the audit of our annual consolidated financial statements and the review of our quarterly financial statements. Audit-related services included benefit plan audits, debt compliance letters, and consultations with management. Tax services included federal and state tax compliance and research. Other services included transfer pricing studies, cost segregation services, and real estate appeal services.

PART IV

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

(a)(3)    Exhibits

        The exhibits to this report are listed in the Exhibit Index included elsewhere herein. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements of the Company:

10.1	Amended and Restated 1995 Employee Stock Option Plan
10.2	Amended and Restated 1995 Stock Option Plan for Non-Employee Directors
10.3	Amended and Restated 1996 Employee Stock Option Plan
10.4	1997 Employee Stock Option Plan
10.5	1998 Employee Stock Option Plan
10.6	2001 Employee Stock Option Plan

(b)    Reports on Form 8-K

        The Company filed a report on Form 8-K dated October 29, 2003 announcing the declaration of a cash dividend.

(c)    Exhibits

Exhibit Number	Description of Exhibit
3.1(a)	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1(a) to the Company's Registration Statement on Form S-1, Registration No. 33-98452)
3.1(b)
Certificate of Amendment of Restated Certificate of Incorporation of the Company dated June 4, 1997 (incorporated herein by reference to Exhibit 3.1(b) to the Company's Report on Form 10-K for the year ended December 31, 1997)
3.1(c)	Conformed copy of Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1(c) to the Company's Report on Form 10-K for the year ended December 31, 1997)
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 33-98452)
4.1	Specimen certificate representing shares of Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-98452)

10.1	Amended and Restated 1995 Employee Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended March 31, 1996)
10.2
Amended and Restated 1995 Stock Option Plan for Non-Employee Directors of the Company (incorporated herein by reference to Exhibit 10.9 to the Company's Report on Form 10-Q for the quarter ended June 30, 2000)
10.3	Amended and Restated 1996 Employee Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.10 to the Company's Report on Form 10-Q for the quarter ended March 31, 1996)
10.4	1997 Employee Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997)
10.5	1998 Employee Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.9 to the Company's Report on Form 10-K for the year ended December 31, 1998)
10.6	2001 Employee Stock Option Plan of the Company (incorporated herein by reference to Exhibit B to the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 1, 2001)
10.7
Joe Robbie Stadium Executive Suite License Agreement dated March 18, 1996 between Robbie Stadium Corporation and the Company (incorporated herein by reference to Exhibit 10.14 to the Company's Report on Form 10-Q for the quarter ended March 31, 1996)
10.8
Broward County Arena Executive Suite License Agreement, between Arena Operating Company, Ltd. and the Company (incorporated herein by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended September 30, 1998)
10.9
Indenture relating to the $200 million 9.15% Senior Subordinated Notes due 2008 dated as of March 10, 1998 between the Company and Manufacturers and Traders Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 dated June 25, 1998 (Reg. No. 333-57737))
10.10
Indenture relating to the $300 million 9.875% Senior Subordinated Notes due June 15, 2011 dated as of June 27, 2001 between the Company and Manufacturers and Traders Trust Company, as Trustee (incorporated herein by reference to Exhibit 99.3 to the Company's Report on Form 8-K dated June 28, 2001)
10.11(a)
Credit Agreement, dated July 24, 2001, by and among the Company, the various lenders party thereto, Morgan Stanley Senior Funding, Inc., as sole Lead Arranger, Bear Stearns Corporate Lending Inc. and Fleet National Bank, as Co-Syndication Agents, and the Industrial Bank of Japan, Limited, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-66702))
10.11(b)
First Amendment, dated as of January 1, 2002, among the Company, the Lenders party to the Credit Agreement referred to therein, Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Book Runner, Bear Stearns Corporate Lending Inc. and Fleet National Bank, as Co-Syndication Agents, and The Industrial Bank of Japan, Limited, as Administrative Agent (incorporated herein by reference to Exhibit 99.2 to the Company's Report on Form 8-K dated December 17, 2001)

10.11(c)
Second Amendment, dated as of October 31, 2002, among the Company, the Lenders party to the Credit Agreement referred to therein, Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Book Runner, Bear Stearns Corporate Lending Inc. and Fleet National Bank as Co-Syndication Agents, and The Industrial Bank of Japan, Limited, as Administrative Agent (incorporated herein by reference to Exhibit 99.1 to the Company's Report on Form 8-K dated October 31, 2002)
10.11(d)
Third Amendment, dated as of July 1, 2003, among Extended Stay America, Inc., the Lenders party to the Credit Agreement referred to therein, Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Book Runner, and Mizuho Corporate Bank, Ltd., as Administrative Agent (incorporated herein by reference to Exhibit 99.2 to the Company's Report on Form 8-K dated July 1, 2003)
10.12(a)
Lease Agreement dated as of November 30, 1998 between Bell Hill, LLC and ESA Management, Inc. (incorporated herein by reference to Exhibit 10.11(b) to the Company's Report on Form 10-K for the year ended December 31, 1998)
10.12(b)
Sublease Agreement dated as of July 1, 1999 between Johnson Development Associates, Inc. and ESA Management, Inc. (incorporated herein by reference to Exhibit 10.11(b) to the Company's Report on Form 10-K for the year ended December 31, 1999)
10.12(c)
Sublease Agreement, dated as of September 21, 2001, between NationsRent, Inc. and ESA Management, Inc. (incorporated herein by reference to Exhibit 10.29 to the Company's Report on Form 10-K for the year ended December 31, 2001)
10.12(d)
Sublease Agreement, dated as of February 11, 2002, between Johnson Development Associates, Inc. and ESA Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended March 31, 2002)
10.12(e)
Amendment to Sublease Agreement, dated as of June 1, 2003, by and between ESA Management, Inc. and NationsRent, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 2003)
10.13(a)
Aircraft Dry Sub-Lease Agreement, dated as of July 2, 1998, between the Company and Advance America Cash Advance Centers, Inc. (Learjet 35A, Serial No. 332) (incorporated herein by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1998)
10.13(b)
Time Sharing Agreement, dated as of March 29, 2000, between Advance America Cash Advance Centers, Inc. and ESA Services, Inc. (Learjet 35A, Serial No. 332) (incorporated herein by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for the quarter ended June 30, 2000)
10.13(c)
Time Sharing Agreement, dated as of January 19, 2001, between Advance America Cash Advance Centers, Inc. and ESA Services, Inc. (Learjet 35A, Serial No. 332) (incorporated herein by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended March 31, 2001)
10.14(a)
Time Sharing Agreement, dated as of November 6, 2000, between ESA Services, Inc. and George Dean Johnson, Jr. (Learjet 55B, Serial No. 132) (incorporated herein by reference to Exhibit 10.17 to the Company's Report on Form 10-K for the year ended December 31, 2000)
10.14(b)
Aircraft Dry Lease dated November 13, 2000 between Wyoming Associates, Inc. and ESA Services, Inc. (Learjet 55B, Serial No. 132) (incorporated herein by reference to Exhibit 10.20 to the Company's Report on Form 10-K for the year ended December 31, 2000)

10.14(c)
Time Sharing Agreement, dated as of July 24, 2002, between ESA Services, Inc. and Advance America, Cash Advance Centers, Inc. (Learjet 55B, Serial No. 132) (incorporated herein by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended September 30, 2002)
10.15(a)
Sublease between Wyoming Associates, Inc. and ESA Services, Inc., for hangar space for the Challenger in Spartanburg, South Carolina (incorporated herein by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended June 30, 2000)
10.15(b)
Time Sharing Agreement, dated as of November 6, 2000, between ESA Services, Inc. and George Dean Johnson, Jr. (Challenger, Serial No. 3042) (incorporated herein by reference to Exhibit 10.18 to the Company's Report on Form 10-K for the year ended December 31, 2000)
10.15(c)
Time Sharing Agreement, dated as of November 10, 2000, between ESA Services, Inc. and Advance America, Cash Advance Centers, Inc. (Challenger, Serial No. 3042) (incorporated herein by reference to Exhibit 10.19 to the Company's Report on Form 10-K for the year ended December 31, 2000)
10.15(d)
Aircraft Dry Lease dated November 13, 2000 between Wyoming Associates, Inc. and ESA Services, Inc. (Challenger, Serial No. 3042) (incorporated herein by reference to Exhibit 10.21 to the Company's Report on Form 10-K for the year ended December 31, 2000)
10.16(a)
Time Sharing Agreement, dated as of March 29, 2000, between Advance America Cash Advance Centers, Inc. and ESA Services, Inc. (Learjet 31A, Serial No. 99) (incorporated herein by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended June 30, 2000)
10.16(b)
Time Sharing Agreement, dated as of January 19, 2001, between Advance America Cash Advance Centers, Inc. and ESA Services, Inc. (Learjet 31A, Serial No. 99) (incorporated herein by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended March 31, 2001)
10.17
Agreement and Plan of Merger, dated as of March 5, 2004, among BHAC Capital IV, L.L.C., BHAC Acquisition IV, Inc., and Extended Stay America, Inc. (incorporated herein by reference to Exhibit 99.1 to the Company's Report on Form 8-K dated March 8, 2004)
21.1	List of Subsidiaries of the Company
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

EXTENDED STAY AMERICA, INC.
By:	/s/ GEORGE D. JOHNSON, JR. George D. Johnson, Jr. Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2004.

Signature	Title
Principal Executive Officer:
/s/ GEORGE D. JOHNSON, JR. George D. Johnson, Jr.	Chief Executive Officer
Principal Financial Officer:
/s/ JAMES A. OVENDEN James A. Ovenden	Chief Financial Officer, Secretary, and Treasurer
Principal Accounting Officer:
/s/ PATRICIA K. TATHAM Patricia K. Tatham	Vice President—Corporate Controller
A Majority of the Directors:
/s/ H. WAYNE HUIZENGA H. Wayne Huizenga	Director
/s/ DONALD F. FLYNN Donald F. Flynn	Director
/s/ GEORGE D. JOHNSON, JR. George D. Johnson, Jr.	Director
/s/ STEWART H. JOHNSON Stewart H. Johnson	Director
/s/ JOHN J. MELK John J. Melk	Director
/s/ PEER PEDERSEN Peer Pedersen	Director

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
OPTION GRANTS IN LAST FISCAL YEAR
AGGREGATE 2003 OPTION/SAR EXERCISES AND YEAR END VALUES
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
PRINCIPAL STOCKHOLDERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES